Form 10QSB
period 1996-03-31
ACCUMED INTERNATIONAL INC
filed 1996-05-07
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ---   ACT OF 1934
          For the quarterly period ended March 31, 1996.

    --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____.


                         Commission file number 0-20652

                          ACCUMED INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



                     Delaware                            36-4054899
         ---------------------------------           -------------------
         (State or other jurisdiction                (IRS Employer
         of incorporation or organization)           Identification No.)



               920 N. Franklin St., Suite 402, Chicago, IL  60610
               --------------------------------------------------
                   (Address of principal executive offices)


                                 (312) 642-9200
                            -----------------------
                          (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X       No
                                                 -----        -----

The number of shares of Common Stock outstanding as of May 7, 1995: 18,725,728
                                                                    ----------
Transitional Small Business Disclosure Format (check one):
Yes       ;  No    X
    ------      ------

                          ACCUMED INTERNATIONAL, INC.

                                     INDEX



                                                                           Page
                                                                         Number

PART I.    Financial Information

     1.    Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 1996 (unaudited)  and December 31, 1995 ..........  1

           Consolidated Statements of Operations-
             Three Months Ended March 31, 1996 and 1995 (unaudited) .....  2

           Consolidated Statements of Cash Flows -
             Three months ended March 31, 1996 and 1995 (unaudited) .....  3

           Notes to Consolidated Financial Statements ...................  4

     2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................  6

PART II.   Other Information

     6.    Exhibits and Reports on Form 8-K ............................. 10

SIGNATURES .............................................................. 13

                         PART I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                 March 31,         December 31,
                                                                  1996                 1995
                                                               -----------         ------------
    ASSETS                                                     (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents                                  $  1,382,128         $   180,508
  Restricted cash                                                $310,000             363,000
  Accounts receivable                                             869,357             874,712
  Prepaid expenses and deposits                                   113,453             124,836
  Production inventory                                          1,348,678           1,143,120
                                                             ------------         -----------
    Total current assets                                        4,023,616           2,686,176
                                                             ------------         -----------
Fixed Assets, Net                                                 677,843             528,402
                                                             ------------         -----------

Intangible assets                                               4,493,055           2,644,556
Other assets                                                      121,577             115,069
                                                             ------------         -----------
                                                             $  9,316,091         $ 5,974,203
                                                             ============         ===========



    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  2,481,492         $ 2,005,861
  Other current liabilities                                       687,218             870,313
  Deferred revenue                                                      0           1,454,450
  Notes payable                                                   956,960             726,514
  Capital lease obligations due within one year                    82,093              88,270
                                                             ------------         -----------
    Total current liabilities                                   4,207,763           5,145,408
                                                             ------------         -----------

Long-term portion of capital lease obligation                      67,766              89,810
Deferred rent                                                      11,836              10,278

Shareholders' equity:
  Common stock, no par value, 30,000,000 shares
    authorized, 16,617,969 shares issued and outstanding
    at March 31, 1996 and 15,571,184 at December 31, 1995.     30,439,347          23,490,207


  Accumulated deficit                                         (25,410,621)        (22,761,500)
                                                             ------------         -----------
    Total shareholders' equity                                  5,028,726             728,707
                                                             ------------         -----------

                                                             $  9,316,091         $ 5,974,203
                                                             ============         ===========


         See accompanying notes to consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             __________________


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1996             1995
                                                  ----------------------------
                                                  (Unaudited)      (Unaudited)

Sales                                            $1,187,701         $171,845
Less cost of sales                                 (595,210)        (219,448)
                                                 ----------         --------
                                                    592,491          (47,603)
                                                 ----------         --------

Operating expenses:
   General and administrative                       914,057          274,827
   Research and development                       4,074,786           68,935
   Sales and marketing                              393,177           28,106
                                                 ----------         --------
         Total operating expenses                 5,382,020          371,868
                                                 ----------         --------

Operating loss                                   (4,789,529)        (419,471)
                                                 ----------         --------

Other income (expense):
   Interest income                                    5,837              177
   Interest expense                                (326,831)         (11,528)
   Other income                                   2,462,252              ---
                                                 ----------         --------
         Total other income (expense)             2,141,258          (11,351)

                                                 ----------         --------
Loss before income taxes                         (2,648,271)        (430,822)

Income tax expense                                      850              200
                                                 ----------         --------

         Net loss                               ($2,649,121)       ($431,022)
                                                 ==========         ========


Net loss per share                                   ($0.17)          ($0.09)
                                                 ==========         ========

Weighted average common shares outstanding       15,797,315        4,957,735
                                                 ==========         ========




         See accompanying notes to consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ______________________

                                                                 THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                              1996                         1995
                                                           ----------                  -----------
                                                           (Unaudited)                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                ($2,649,121)                 ($431,022)

  Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                               133,344                     64,964
  Write-off of in-process research and development          3,499,727                          0
  Expenses paid with issuance of warrants                   1,350,390                          0
  Changes in assets and liabilities:
    Restricted cash                                            53,000                          0
    Accounts receivable                                         5,355                    127,665
    Prepaid expenses and deposits                              11,383                     15,906
    Production inventory                                     (205,558)                    45,600
    Other assets                                               (6,508)                    (2,885)
    Accounts payable                                          475,631                    106,084
    Other current liabilities                                (115,595)                    16,513
    Notes payable                                             314,446                          0
    Deferred revenue                                       (1,454,450)                         0
                                                           ----------                   --------

    Net cash provided by (used) in operating activities     1,412,044                    (57,175)
                                                           ----------                   --------

Cash used in investing activities:
  Purchase of fixed assets                                   (200,685)                         0
                                                           ----------                   --------

Net cash provided by (used in) investment activities         (200,685)                         0
                                                           ----------                   --------

Cash flows from financing activities:
  Proceeds from issuances of common stock                      16,924                     50,000
  Common stock issuance costs                                       0                     (7,500)
  Payment of capital lease obligation                         (26,663)                   (19,290)
                                                           ----------                   --------

Net cash provided by (used in) financing activities            (9,739)                    23,210
                                                           ----------                   --------

Net increase (decrease) in cash and cash equivalents        1,201,620                    (33,965)

Cash and cash equivalents at beginning of period              180,508                     42,173
                                                           ----------                   --------
Cash and cash equivalents at end of period                 $1,382,128                   $  8,208
                                                           ==========                   ========



         See accompanying notes to consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Preparation of Interim Financial Statements: The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the Company's Transition Report on Form 10-KSB for the period ended December 31, 1995, which is incorporated herein by reference.

2. Deferred Revenue: At December 31, 1995, the Company had deferred revenue of $1,454,550 pending resolution of the Microscan lawsuit and the Difco lawsuit. Upon settlement of these lawsuits in February 1996, the Company received an additional $2,000,000 from Becton Dickinson & Co., $1,000,000 each in February and March 1996, per the terms of the worldwide license agreement executed on October 10, 1995. Total income recognized for the three month period ended March 31, 1996 per the terms of this agreement was $3,454,450 and has been reflected as other income in the consolidated statement of operations.

3. Merger Transaction: On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly-owned subsidiary. Pursuant to the terms of the merger agreement, 1,881,910 shares of common stock and 118,090 warrants were issued to AccuMed, Inc. shareholders which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity. The contingency associated with 940,955 shares of common stock and 59,045 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in-process research and development ($3,499,727). The acquired proprietary technology will be amortized over the expected period to be benefited, which is estimated to be ten years, with the in-process research and development charged to operations during the three months ended March 31, 1996.

4. Warrants: In March 1996, the Company granted to an individual warrants to purchase 100,000 shares of common stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of common stock warrants with an offsetting charge reflected as administration expense in the consolidated statement of operations for the three month period ended March 31, 1996.

5. Warrants: In March 1996, the Company granted to certain investors in a related party warrants to purchase 675,000 shares of common stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of common stock warrants with an offsetting charge reflected as other expense in the consolidated statement of operations for the three month period ended March 31, 1996.

6. Stock Option Plan: For the three month period ended March 31, 1996, the Company granted options to purchase 240,000 shares at prices of $1.75 to $3.75 per share, options for 12,895 shares were exercised at prices of $0.63 to $1.39 per share and options to purchase 2,032 shares were canceled.

7. Note Payable: In January 1996, the Company received $250,000 cash in exchange for a note payable bearing interest at 11% due in April 1996, and warrants to purchase 160,000 shares of common stock at $1.25 per share. The total proceeds received of $250,000 were allocated to the warrants based on their estimated fair value of $352,000. The difference of $102,000 has been reflected as other expense in the consolidated statement of operations for the three month period ended March 31, 1996. The original issue discount of $250,000 relating to the notes payable will be amortized over the term of the note with $166,000 reflected as interest expense in the consolidated statement of operations for the three month period ended March 31, 1996.

8. Subsequent Events: The Company recently completed a private placement, a $2,000,000 convertible debenture dated April 30, 1996, with such proceeds to be received in May 1996. The instrument is a two-year loan which is convertible into shares of the Company's common stock at a price of $7.50 per share. The note bears interest at 10%, payable quarterly. The debenture raises an aggregate of $1,855,000 for the Company, net of expenses.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary. AccuMed International, Inc. (Nasdaq Symbol: ACMI) ("AccuMed" or the "Company") designs, manufactures and markets healthcare diagnostic and screening products for the clinical laboratory, pharmaceutical and veterinary segments of the healthcare industry. The Company's products service both the microbiology and cytopathology segments of the worldwide laboratory diagnostics market. AccuMed is headquartered in Chicago, with additional facilities in Cleveland, Ohio and a wholly-owned subsidiary in the United Kingdom.

     The Company's goal is to develop and/or acquire technologies and/or products that result in offering lower cost, high quality products and services that improve or potentially improve productivity in the diagnostic laboratory market. Accumed's growth strategy is driven by the existing pressures in the healthcare industry to reduce costs and utilize innovative technologies that improve quality and productivity. Particularly, the Company's focus includes:
1) early detection testing products which reduce overall health costs; 2) faster and more accurate tests which reduce costs and turnaround time; 3) broad-based segmented product strategies that allow for market expansion and incremental system integration by the customer; 4) cost effective modular product design strategies; 5) automated evaluation products which reduce administrative expenses; 6) international research and marketing to meet the growing international market demands; and 7) the use of strategic relationships, where possible, to potentially supply products at a lower cost.

     AccuMed is targeting the cytopathology market with its proprietary automated quality and productivity mapping products. The initial system (AcCell(TM) 2000 series) consists of an interactive computer-controlled slide handling and data management system for cervical PAP smear screening. Management believes that the technology increases accuracy and reduces the time and costs associated with processing the slide throughout the laboratory. The next generation systems (AccuMap(TM) 2000 and 3000) are expected to reduce the time required to screen a slide by pre-screening overnight, creating a computer-generated map which eliminates portions of the slide of no medical relevance to the technician (i.e. blank or unreadable areas). [forward looking] The slide is then viewed by a technician on an AcCell(TM) 2000 instrument, utilizing the computer-generated map to view the remaining areas of the slide by efficiently moving to each relevant area.

     AccuMed's microbiology product line includes a series of Minimum Inhibitory Concentration ("MIC") panels and a range of automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents. The use of MIC testing by hospitals and laboratories allows physicians to diagnose the proper treatment earlier, potentially shortening patient hospital stays. Management anticipates that the need for MIC identification (MIC/ID) products will grow as increasingly resistant organisms are appearing in various parts of the world. [forward looking]

Results of Operations:

     On December 29, 1995, the merger was completed between AccuMed, Inc. and Alamar Biosciences, Inc. ("Alamar"). The resulting company, AccuMed International, Inc. was reincorporated in the state of Delaware. The merger has been accounted for as a purchase and as a result the consolidated statements of operations for the periods prior to the merger date will reflect sales and expenses for Alamar only. Beginning in 1996, the statement of operations will reflect the results of operations of the combined companies.

Revenues. Revenues in 1995 were for the Alamar product line only. Beginning in 1996, revenues for the newly merged Company included sales of the combined companies. Revenues for the quarter ended March 31, 1996 were $1,187,000 compared to $172,000 for the quarter ended March 31, 1995.

Expenses.  Cost of sales increased from $219,000 in the quarter ended
March 31, 1995 to $595,000 in the quarter ended March 31, 1996. The increase reflects the additional cost of sales of the Sensititre product line and initial cytopathology instrument sales. Such expenses have been offset by savings resulting from closing the Alamar facility in California and incorporating this product line and the existing AccuMed production facility in the United Kingdom, resulting in a positive gross margin for the combined Company.

     General and administrative expenses increased from $275,000 in the quarter ending March 31, 1995 to $914,000 in the quarter ending March 31, 1996 due to $230,000 of expenses related to the issuance of warrants, increased costs relating to the combination of the staff and facilities of the two companies and increased investor relations efforts.

     Research and development expenses increased from $69,000 in the quarter ending March 31, 1995 to $4,075,000 in the quarter ending March 31, 1996. During the earlier period, Alamar was conducting only minimal research activities. In the latter period, expenses included the write-off of $3,500,000 of in-process research and development acquired in connection with the merger and recognized as a result of the Company's achievement of certain specific performance goals in March 1996. In addition, the 1996 period included the research and development activities of the combined companies.

     Sales and marketing expenses increased from $28,000 in the quarter ending March 31, 1995 to $393,000 in the quarter ending March 31, 1996, as Alamar's domestic sales and marketing efforts had been suspended during the former quarter and the sales and marketing expenses for the latter quarter reflect the activities of the combined companies.

Other Income (Expense).  Other Income was $2,462,000 in the quarter ending March 31, 1996 compared to approximately zero in the quarter ending March 31, 1995. The 1996 income was principally due to $3,454,000 of income
related to    license payments received from Becton Dickinson & Co., Inc.
("Becton") for the use of technology pursuant to a licensing agreement. A portion of these payments had been deferred revenues at December 31, 1995, pending the resolution of certain lawsuits which were settled in February 1996. Offsetting the income was approximately $954,000 of expenses related to the issuance of warrants.

Loss and Net Loss Per Share. The net loss increased from $431,000 for the quarter ending March 31, 1995 to $2,649,000 for the quarter ending March 31, 1996. This increase was attributable to the write-off of in-process research and development costs and the warrant issuance expenses, in addition to the operating expenses of the combined companies, and was somewhat offset by the licensing income. The loss per share for the quarter ending March 31, 1996 was $0.17 compared to $.09 in the quarter ending March 31, 1995 as the increased net loss was somewhat offset by the increase in the weighted average shares outstanding.

Accounts Receivable. Accounts receivable decreased 1% to $869,000 in the three months ended March 31, 1996 as a result of an aggressive collections program in the microbiology division.

Inventories. Inventories have increased 18% to $1,349,000 in the three months ended March 31, 1996 as a result of raw materials and work-in-process inventories created to support sales of the AcCell(TM) 2000 instruments in the cytopathology division.

Accounts Payable. The Company has experienced a 24% increase in accounts payable to $2,481,000 in the three months ending March 31, 1996 relating primarily to the increase in inventories.


Liquidity and Capital Resources

     The Company's current capital resources are the proceeds of a $2,000,000 convertible debenture, licensing fees received from Becton and a total of $300,000 drawn down under the Company's lines of credit.

The Company has been substantially dependent on the private placements of its debt and equity securities. The Company's most recent private placement, a $2,000,000 convertible debenture dated April 30, 1996, to be received May 1996, is a two-year loan which is convertible into shares of the Company's common stock at a price of $7.50 per share. The note bears interest at 10%, payable quarterly. The debenture raised an aggregate of $1,855,000 for the Company, net of expenses. The Company is using and intends to continue to use the proceeds of private placements for general working capital, including the payment of outstanding payables. The Company may require additional financing during the next twelve months. There can be no assurance that the Company will be able to obtain additional financing. To the extent that any future financing involves the sale of the Company's equity securities, the interests of the Company's then existing shareholders could be substantially diluted.

     The Company has indebtedness in the currently outstanding principal amount of $555,000 evidenced by certain promissory notes held by First Bank and Trust Company of Illinois ("First Bank") which are payable on the earlier of demand by First Bank and April 30, 1996. The Company is disputing certain fees charged by First Bank in connection with the notes, but management expects this issue to be resolved in May 1996. The Company has pledged Certificates of Deposit of the Company in the aggregate amount of $310,000 and other assets to secure the Company's obligations. First Bank is entitled to foreclose on these assets in order to satisfy the indebtedness. Although the Company is technically in default at the date of this report, the Company intends to repay such indebtedness with the proceeds of the $2,000,000 convertible debenture in May 1996.

     The Company and Becton entered into a definitive license agreement on October 11, 1995 to grant to Becton a semi-exclusive, worldwide license of the Company's alamarBlue(TM) technology for a specific field of use. Becton is obligated to pay

$3,500,000 for immediate use of the technology and royalties on net sales of products incorporating the licensed technology for five years, subject to certain conditions and restrictions. Pursuant to the letter of intent preceding the agreement and the agreement, Becton has paid to the Company $100,000 in April 1995, $400,000 in June 1995, $1,000,000 in October 1995,
$1,000,000 in February 1996 and $1,000,000 in March 1996, of which $500,000 is creditable against future royalties

     Of the $2,481,000 of accounts payable as of March 31, 1996, approximately $1,600,000 represents amounts payable for over 30 days, a substantial portion of which was incurred by Alamar prior to the merger. Amounts owed to various vendors and suppliers may be subject to late charges. In the event the Company's plans change or its assumptions change or prove to be inaccurate or projected cash flow proves insufficient to fund operations (due to unanticipated expenses, inability to foster market demand, technical problems or difficulties, or otherwise), the Company may find it necessary to reallocate its cash resources to other purposes. There can be no assurance that the Company will be able to find additional cash resources if such become necessary.

     The Company and Accuron Corporation, an Ohio corporation ("Accuron"), have agreed to the purchase by the Company of all assets of Accuron in consideration for the issuance of 100,000 shares of Common Stock, a value of approximately $600,000. The assets to be acquired consist largely of U.S. and foreign patents in the areas of image analysis and automated cytology. The Company will not assume any liabilities of Accuron. Management anticipates that the transaction will be consummated during the second quarter of 1996. [forward looking] Such shares will have certain so-called "piggyback" registration rights.

Forward Looking Statements

     The statements that are not historical facts in this Report are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially including, without limitation, business conditions and growth in the health care diagnostic industry and general economy; competitive factors, such a rival manufacturers and products, and price pressures; inventory risks due to shifts in market demand; changes in product mix; difficulties encountered in the shift from development to commercialization of new products based on innovated technology and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission. Such forward looking statements include the following specific statements:

             Page 6, paragraph 3 sentence 4, and paragraph 5, sentence 3; and page 9, paragraph 3, sentence 4.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibit is filed herewith:

     10.1 The Company's Two-Year 10% Convertible Debenture due April 30, 1998 in the original principal amount of $2,000,000.

     (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended March 31, 1996:

             1. On January 16, 1996, the Company filed a Current Report on Form 8-K, dated December 29, 1995, reporting under Item 2. Acquisition or Disposition of Assets, which incorporated by reference the following financial statements:

             (a) The following financial statements were incorporated into the Report by reference to pages F-2 through and including F-30 of the Company's Pre-Effective Amendment No. 3 to Registration Statement on Form S-4 (Reg. No. 33-99680) filed with the Commission on December 11, 1995 (the "Form S-4"). In accordance with Rule 12b-23 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such financial statements were filed as an exhibit to the Report.

                  AccuMed, Inc.:

                  Report of Independent Accountants

                  1.   Balance Sheets at December 31,
                       1994 and September 30, 1995 (Unaudited)

                  2. Statements of Operations for the period from February 7, 1994 (inception) through December 31, 1994 and for the nine months ended September 30, 1995 (Unaudited)

                  3. Statements of Cash Flows for the period from February 7, 1994 (inception) through December 31, 1994 and for the nine months ended September 30, 1995 (Unaudited)

                  4. Statements of Changes in Shareholders' Equity (Deficit) for the period from February 7, 1994 (inception) through December 31, 1994 and for the nine months ended September 30, 1995 (Unaudited)

                  5.  Notes to Financial Statements

                  Sensititre/Alamar, the Microbiology Division of AccuMed, Inc.:

                  1.  Report of Independent Accountants

                  2.  Balance Sheet at December 31, 1994

                  3. Statements of Net Sales, Cost of Sales, and Selling Expenses for the eight months ended December 31, 1994, and the years ended April 30, 1994 and 1993

                  4.  Notes to Financial Statements

                  AccuMed International Limited (Formerly Sensititre Limited):

                  1.  Report of Independent Accountants

                  2. Balance Sheets at December 31, 1994, April 30, 1994 and April 30, 1993

                  3. Statement of Operations for the period ended December 31, 1994 and the years ended April 30, 1994 and 1993

                  4. Statement of Cash Flows for the period ended December 31, 1994 and the years ended April 30, 1994 and 1993

                  5.  Notes to Financial Statements

             (b) The pro forma financial information was incorporated into the Report by reference to pages 65 through and including
                  68 of the Form S-4. In accordance with Rule 12b-23 under the Exchange Act, such pro forma financial information was filed as an exhibit to the Report.

                  1. Alamar Biosciences, Inc. and Subsidiaries Pro Forma Condensed Combined Balance Sheet September 30, 1995.

                  2. Alamar Biosciences, Inc. and Subsidiaries Pro Forma Condensed Combined Statement of Operations for the year ended September 30, 1995.

             2. On January 17, 1996, the Company filed a Current Report on Form 8-K, dated December 31, 1995, reporting under Item. 8 Change in Fiscal Year.







- - -11-

             3.  On January 19, 1996, the Company filed a Current Report on
Form 8-K. dated January 15, 1996, reporting under Item. 4 Change in Registrant's Certifying Accountant.

             4. On January 24, 1996, the Company filed a Current Report on Form 8-K/A Amendment No. 1 dated January 15, 1996, reporting under Item. 4 Change in Registrant's Certifying Accountants.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto authorized.


ACCUMED INTERNATIONAL, INC.


     /s/ Peter P. Gombrich                         Date:     May 7, 1996
- - -----------------------------                             -------------------
Peter P. Gombrich
Chief Executive Officer


     /s/ Mark L. Santor                            Date:     May 7, 1996
- - -----------------------------                             -------------------
Mark L. Santor
Chief Financial Officer