Form 10-Q
period 1996-06-30
ACCUMED INTERNATIONAL INC
filed 1996-08-12
CIK 888335

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _____  to _____.

Commission file number 0-20652

                             ACCUMED INTERNATIONAL, INC.
       _________________________________________________________________
          (Exact name of small business issuer as specified in its charter)

              DELAWARE                                  36-4054899
     ________________________________               _______________________
    (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification No.)

                 900 N. FRANKLIN ST., SUITE 401, CHICAGO, IL  60610
              ___________________________________________________
                       (Address of principal executive offices)

                                   (312) 642-9200
                                ________________
                             (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---         ---

The number of shares of Common Stock outstanding
 as of August 9, 1996:                                     18,718,736
                                                            __________

Transitional Small Business Disclosure Format (check one):
Yes          No  X
     ----       ----

                             ACCUMED INTERNATIONAL, INC.

                                        INDEX
                                                                        Page
                                                                        Number

PART I   Financial Information

    1.   Consolidated Financial Statements

         Consolidated Balance Sheets -
              June 30, 1996 (unaudited)  and December 31, 1995 . . .      1

         Consolidated Statements of Operations-
              Six Months Ended June 30, 1996 and 1995 and
              Three Months Ended June 30, 1996 and 1995 (unaudited).      2

         Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1996 and 1995 (unaudited). .      3

         Notes to Consolidated Financial Statements. . . . . . . . .      4

    2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .      6

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                             ACCUMED INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   _______________



                                                            JUNE 30     DECEMBER 31,
                                                              1996          1995
                                                          ------------   ------------
          ASSETS                                           (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents                              $    595,265   $    180,508
  Restricted cash                                                $  0        363,000
  Accounts receivable                                       1,405,486        874,712
  Prepaid expenses and deposits                               231,194        124,836
  Production inventory                                      1,513,760      1,143,120
                                                          ------------   ------------
     Total current assets                                   3,745,705      2,686,176
                                                          ------------   ------------
Fixed Assets, Net                                             401,970        528,402
                                                          ------------   ------------
Intangible assets                                           4,403,677      2,644,556
Other assets                                                  168,402        115,069
                                                          ------------   ------------
                                                         $  8,719,754   $  5,974,203
                                                          ------------   ------------
                                                          ------------   ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  2,242,433   $  2,005,861
  Other current liabilities                                   772,465        870,313
  Deferred revenue                                             35,358      1,454,450
  Notes payable                                                37,497        726,514
  Capital lease obligations due within one year                86,067         88,270
                                                          ------------   ------------
     Total current liabilities                              3,173,820      5,145,408
                                                          ------------   ------------
Long-term portion of capital lease obligation                  45,243         89,810
Deferred rent                                                  13,393         10,278

Stockholders' equity:
   Common stock, $0.01 par value, 30,000,000 shares
    authorized, 17,525,748 shares issued and outstanding
    at June 30, 1996 and 15,571,184 at December 31, 1995      175,257        155,712
   Additional paid-in capital                              32,694,471     23,334,495

   Cummulative translation adjustment                          (2,236)             --
   Accumulated deficit                                    (27,380,184)   (22,761,500)
                                                          ------------   ------------
     Total stockholders' equity                             5,487,298        728,707
                                                          ------------   ------------
                                                         $  8,719,754   $  5,974,203
                                                          ------------   ------------
                                                          ------------   ------------


See accompanying notes to consolidated financial statements.

                             ACCUMED INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   _______________





                                                      Six Months Ended June 30,     Three Months Ended June 30,
                                                      ------------------------      ---------------------------
                                                          1996          1995            1996            1995
                                                      ----------    ----------      ----------       ----------
                                                      (Unaudited)   (Unaudited)     (Unaudited)     (Unaudited)

Sales                                               $  2,312,094   $    320,505   $  1,124,393   $    148,660
Less cost of sales                                    (1,465,457)      (471,065)      (870,247)      (251,617)
                                                    ------------   ------------   ------------   ------------
Gross profit (loss)                                      846,637       (150,560)       254,146      (102,957)
                                                    ------------   ------------   ------------   ------------
Operating expenses:
  General and administrative                           1,951,491        860,253      1,037,434        585,426
  Research and development                             4,789,412        139,842        714,626         70,907
  Sales and marketing                                    841,565         74,959        448,388         46,853
                                                    ------------   ------------   ------------   ------------
     Total operating expenses                          7,582,468      1,075,054      2,200,448        703,186
                                                    ------------   ------------   ------------   ------------
Operating loss                                        (6,735,831)    (1,225,614)    (1,946,302)      (806,143)
                                                    ------------   ------------   ------------   ------------
Other income (expense):
  Interest income                                         11,460          2,693          5,623          2,516
  Interest expense                                      (437,986)       (25,973)      (111,155)       (14,445)
  Other                                                2,554,513        100,050         82,261        100,050
                                                    ------------   ------------   ------------   ------------
     Total other income                                2,117,987         74,612        (23,271)        88,121
                                                    ------------   ------------   ------------   ------------
Loss before income taxes                              (4,617,844)    (1,151,002)    (1,969,573)      (718,022)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Income tax expense                                           850            400              0            200
                                                    ------------   ------------   ------------   ------------
     Net loss                                       ($ 4,618,694)  ($ 1,151,402)  ($ 1,969,573)   ($  718,222)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

Net loss per share                                      ($  0.28)      ($  0.20)      ($  0.12)      ($  0.11)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Weighted average common shares outstanding            16,319,105      5,653,437     16,843,050      6,349,139
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------










             See accompanying notes to consolidated financial statements.

                             ACCUMED INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   _______________


                                                     Six Months Ended June 30,
                                                       1996              1995
                                                    (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                          ($4,618,694) ($1,151,402)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                          704,465      123,066
  Write-off of in-process research and development     3,499,727           --
  Expenses paid with issuance of warrants              1,184,390           --
  Loss (gain) on disposal of assets                       74,706      (19,810)
  Changes in assets and liabilities:
     Restricted cash                                     363,000          --
     Accounts receivable                                (531,403)     121,650
     Prepaid expenses and deposits                      (106,358)      14,606
     Production inventory                               (371,877)      86,740
     Other assets                                        (57,584)     (63,728)
     Accounts payable                                    237,548       93,535
     Other liabilities                                   (94,588)       4,970
     Deferred revenue                                 (1,419,092)          --
                                                      ----------   ----------
     Net cash used in operating activities            (1,102,166)    (790,373)
                                                      ----------   ----------
Cash used in investing activities:
  Purchase of fixed assets                              (202,010)      (1,354)
  Proceeds from refundable deposits                          ---      400,000
                                                      ----------   ----------
Net cash provided by (used in) investment activities    (202,010)     398,646
                                                      ----------   ----------
Cash flows from financing activities:
  Proceeds from issuances of common stock              2,406,211    1,438,099
  Notes receivable issued                                    -- -    (350,000)
  Payment of capital lease obligation                    (46,770)     (34,340)
  Proceeds from issuance of notes payable                250,000           --
  Payments of notes payable                             (889,017)          --
                                                      ----------   ----------
Net cash provided by financing activities              1,270,424    1,053,759
                                                      ----------   ----------
Effect of exchange rate changes on cash                   (1,491)          --
                                                      ----------   ----------
Net increase in cash and cash equivalents                414,757      662,032

Cash and cash equivalents at beginning of period         180,508       42,173
                                                      ----------   ----------
Cash and cash equivalents at end of period              $595,265     $704,205
                                                      ----------   ----------
                                                      ----------   ----------

             See accompanying notes to consolidated financial statements.

ACCUMED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS: The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the six month and the three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

    These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the three months ended December 31, 1995, included in the Company's Transition Report on Form 10-KSB for the period ended December 31, 1995.

2. DEFERRED REVENUE: At December 31, 1995, the Company had deferred revenue of $1,454,450 pending resolution of certain lawsuits. Upon settlement of these lawsuits in February 1996, the Company received an additional $2,000,000 from Becton Dickinson & Co., $1,000,000 each in February and March 1996, per the terms of a worldwide license agreement executed on October 10, 1995. Total income recognized for the six month period ended June 30, 1996 per the terms of this agreement was $3,454,450 and has been reflected as other income in the consolidated statement of operations.

3. MERGER TRANSACTION: On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly-owned subsidiary. Pursuant to the terms of the merger agreement, 1,881,910 shares of common stock and 126,945 warrants were issued to AccuMed, Inc. shareholders which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity. The contingency associated with 940,955 shares of common stock and 63,472 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in-process research and development ($3,499,727). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during the six months ended June 30, 1996.

4. WARRANTS: In March 1996, the Company granted to an individual warrants to purchase 100,000 shares of common stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of common stock warrants with an offsetting charge reflected as administration expense in the consolidated statement of operations for the six month period ended June 30, 1996. In March 1996, the Company granted to certain investors in a related party warrants to purchase 675,000 shares of common stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of common stock warrants with an offsetting charge reflected as otherexpense in the consolidated statement of operations for the six month period ended June 30, 1996.

5. ISSUANCE OF COMMON STOCK: During the second quarter, ended June 30, 1996 the Company issued 255,000 shares in private placements with net proceeds of $1,409,665. In May 1996 the Company issued 3,750 shares of the companies common stock at a price of $8.13 per share to an existing shareholder. Other expenses in the amount of $30,469 have been reflected in the consolidated statements of operations for the six months ended June 30, 1996.

6. WARRANT EXERCISE: During the second quarter, ended June 30, 1996 134,000 warrants with exercise prices between $0.25 and $3.87 were exercised.

7. SHARES ISSUED TO A RELATED PARTY: In June 1996 166,586 shares of common stock were issued to a related party pursuant to an agreement requiring conversion of the outstanding principal and unpaid interest totaling $78,125 into 68,500 shares of common stock of AccuMed prior to the merger with the Company.

8. STOCK OPTION PLAN: For the three month period ended June 30, 1996, the Company granted options to purchase 391,500 shares at prices of $6.25 to
    $8.38 per share,   361,378 options for shares were exercised at prices
    of $0.63 to $1.39 per share and options to purchase 50,069 shares were canceled.

9. NOTE PAYABLE: In January 1996, the Company received $250,000 cash in exchange for a note payable bearing interest at 11% due in April 1996, and warrants to purchase 160,000 shares of common stock at $1.25 per share. The total proceeds received of $250,000 were allocated to the warrants based on their estimated fair value of $352,000. The difference of $102,000 has been reflected as other expense in the consolidated statement of operations for the six month period ended June 30, 1996. The original issue discount of $250,000 relating to the notes payable will be amortized over the term of the note with $166,000 reflected as interest expense in the consolidated statement of operations for the three month period ended June 30, 1996.

10. ACQUISITION OF ACCRURON: In April 1996, the Company agreed to acquire the assets of Accuron Corporation, an Ohio corporation ("Accuron"), in consideration for the issuance of 100,000 share of Common Stock, a value of approximately $600,000. The assets to be acquired consist largely of U.S. and foreign patents in the areas of image analysis and automated cytopathology. The Company will not assume any liabilities of Accuron.

11. SUBSEQUENT EVENTS: In July 1996, the Company signed a letter of intent to acquire a two-thirds interest in Oncometrics Imaging Corp.
    ("Oncometrics") for a total purchase of approximately $4.0 million which includes approximately $2.0 million to be used solely as working capital for Oncometrics.

    In July 1996, the Company signed a letter of intent to acquire the remaining 90% interest in RADCO Ventures, Inc. ("RADCO"), for approximately $1.4 million in cash.

    In July 1996, the Company signed a letter of intent with a distributor to outsource the manufacturing of one of the Company's microbiology product lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Effective December 29, 1995, AccuMed, Inc. was merged with and into the Company (the "Merger"). The results of operations reflected in the Company's consolidated statement of operations for the quarter and six-months ended June 30, 1996 include the operations of the two merged businesses, whereas results of operations from prior periods and years reflect the operations and sales of the Alamar microbiology product line only. The historical results of operations of the Company presented herein are not necessarily indicative of future results of operations of the company.

    The Merger has been accounted for as a purchase, which resulted in certain changes. The value of the securities not subject to contingencies issued by the Company upon consummation of the Merger exceeded the value of the assets acquired by $6.6 million. At December 31, 1995, $4.0 million of such amount was allocated to acquired in-process research and development and written off immediately as a non-cash charge against operations. The remaining $2.6 million was booked as purchased technology and is being amortized over ten years beginning December 31, 1995. Certain of the securities issued by the Company upon consummation of the Merger were subject to forfeiture if specified earnings per share or stock price performance goals were not met following the Merger. During the quarter ended March 31, 1996, the contingencies were satisfied with respect to a portion of such securities having a then current fair market value of $5.4 million. Of such amount, $3.5 million was allocated to acquired in-process research and development and written off immediately as a non-cash charge against operations. The remaining $1.9 million was booked as purchased technology and is being amortized over ten years beginning March 31, 1996. If specified contingencies applicable to the remaining 940,955 shares of Common Stock and warrants to purchase up to 63,473 shares of Common Stock issued in the Merger are met during 1997, an amount equal to the fair market value of such securities at the time such contingencies are satisfied will be recorded as goodwill. It is anticipated that such goodwill will be amortized over ten years and that the Company will continue to assess the recoverability of such asset as prescribed by the Company's current accounting policies.

    Pending consummation of the Merger, the Company took various actions to streamline and relocate its operations. The Company's manufacturing facility in Sacramento, California was closed in August 1995, and all obligations under its lease were satisfied during the second quarter of 1996. During the summer and fall of 1995, the Company terminated the employment of all its employees, other than two officers. From July 1, 1995 until consummation of the Merger, the Company's manufacturing, marketing, sales distribution and research and development functions were performed by AccuMed, Inc. under contracts. After consummation of the Merger, the Company resumed research and development, manufacturing and marketing and sales activities, and hired a significant number of employees.

    At June 30, 1996, the Company had an accumulated deficit of $27,380,194.
On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31.

    Revenues from sales for the quarter ended June 30, 1996 increased to $1,124,000 compared to $149,000 for the quarter ended June 30, 1995, and revenue from sales increased to $2,312,000 in the six months ended June 30, 1996 compared to $321,000 for the comparable 1995 period, in each case due primarily to the inclusion of sales of the Sensititre product line as a result of the acquisition of the Sensititre business at the end of 1995 and initial sales of the Company's cytopathology products.

    Cost of sales increased from $252,000 in the second quarter of 1995 to $870,000 in the second quarter of 1996, and from $471,000 for the six months ended June 30, 1995 to $1,465,000 for comparable 1996 period, in each case due to the additional cost of sales of the microbiology product line and initial cytopathology instrument sales.

    General and administrative expenses increased from $585,000 in the second quarter of 1995 to $1,037,000 in the comparable 1996 quarter, and from $860,000 for the six months ended June 30, 1995 to $1,951,000 for the comparable 1996 period, in each case primarily due to (i) recognition of a non-cash charge attributable to the issuance of warrants to purchase an aggregate of $100,000 shares of Common Stock at an exercise price of $2.125 per share as compensation for consulting services, (ii) costs of consolidating staff and relocating operations, and (iii) increased investor relations efforts.

    Research and development expenses increased from $71,000 in the second quarter of 1995 to $715,000 in the second quarter of 1996 due primarily to resumption of research and development activities after the Merger. Research and development expenses increased from $140,000 for the six months ended June 30, 1995 to $4,789,000 for the comparable 1996 period, primarily due to a non-cash charge against operations of $3.5 million representing the write-off of in-process research and development acquired in connection with the Merger, and resumption of research and development activities following the Merger.

    Sales and marketing expenses increased from $47,000 in the second quarter of 1995 to $448,000 in the second quarter of 1996, and from $75,000 for the six months ended June 30, 1995 to $842,000 for the comparable 1996 period, in each case due to reinstatement of domestic sales and marketing efforts which had been suspended during the 1995 periods.

    For the six-month period, other income increased by $2,409,000 compared to the first six months of 1995 principally due to payments of $3,500,000 from Becton Dickinson and Company ("Becton") pursuant to a license agreement. At December 31, 1996, $1.4 million of such payments had been recorded as deferred revenues pending resolution of subsequently resolved litigation. Offsetting such income was $954,000 of expense during the first quarter of 1996 recorded as a non-cash charge representing the fair market value of warrants issued. Of such amount, (i) $852,000 is attributable to warrants to purchase an aggregate of 687,500 shares of Common Stock, with a weighted average exercise price of $3.73 per share, issued to investors in connection with the initial capitalization of RADCO Ventures, Inc. (a joint venture formed by the Company and certain investors) ("RADCO"), and (ii) $102,000 is attributable to warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $1.25 per share, issued in consideration of a loan to the Company of $250,000 from the warrantholder.

    Net loss increased from $718,000 for the second quarter of 1995 to $1,970,000 for the second quarter of 1996, due principally to increased operating expenses of the Company after the Merger. Net loss per share for the quarter ended June 30, 1996 was $0.12 compared to $0.11 for the quarter ending June 30, 1995.

    For the six months ended June 30, 1996, net loss was $4,619,000 as compared to $1,151,000 for the comparable 1995 period. The increase in the latter period was primarily attributable to the non-cash charge against operations relating to the write-off of in-process research and development and the fair value of warrants issued, as described above. The net loss per share for the first six months of 1996 was $.28 compared to $.20 for the comparable 1995 period. The increased net loss was somewhat diluted by an increase in the weighted average shares outstanding.

    The Company's accounts receivable were $1,405,000 as of June 30, 1996, an increase of $530,000 from December 31, 1995, due primarily to sales of the Company's initial cytopathology products and varying payments terms of the Company's international microbiology distributors.

    The Company's production inventory was $1,514,000 as of June 30, 1996, an increase of $371,000 from December 31, 1995, as a result of increased levels of raw materials and finished goods inventories acquired to support sales of the Company's initial cytopathology products.

    The Company's accounts payable were $2,242,000 as of June 30, 1996, an increase of $236,000 from December 31, 1995, due primarily to support the increase in inventories described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its initial public offering of securities consummated in October 1992 to fund its cash requirements. From the initial public offering through June 30, 1996, the Company has raised approximately $11,302,000 in aggregate net proceeds from the initial public offering and such private placements. The Company's most recent private placements were closed in May and June 1996, resulting in the issuance of an aggregate of 255,000 shares of Common Stock for net proceeds of approximately $1,400,000. During the second quarter of 1996, the Company expected to receive $2,000,000 in cash consideration for a debenture that was to have been issued effective April 30, 1996; however, such consideration was not received and such debenture was not issued. During the second quarter of 1996, the Company received an aggregate of $471,000 upon the exercise of certain stock options and an aggregate of $441,000 upon the exercise of certain warrants.

    The Company has filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-2 with respect to a proposed underwritten public offering (the "Proposed Public Offering") of 4,750,000 shares of the Company's Common Stock (assuming no exercise of the underwriters' overallotment option). Of such shares, it is currently contemplated that 2,750,000 shares will be offered by the Company and 2,000,000 shares will be offered by certain selling stockholders. The registration statement has not been declared effective by the Commission and there can be no assurance that the Proposed Public Offering will be consummated in its current form or at all.

    In connection with the Company's initial public offering and certain private placements, the Company issued warrants to purchase an aggregate of 2,702,905 shares of Common Stock (the "Redeemable Warrants"). If the closing price per share of Common Stock exceeds $7.50 (subject to adjustment) per share for a minimum of 20 consecutive trading days, the Company would have the right to redeem the Redeemable Warrants, upon notice of not less than 60 days given to holders within three days following any such 20 day period, at a redemption price of $0.25 per underlying share. The exercise price of the Redeemable Warrants, which expire October 1, 1997, is $5.00 per share. If all Redeemable Warrants were exercised, of which there can be no assurance, the Company would receive approximately $13.5 million in gross proceeds. If the Proposed Public Offering is completed, the Company has agreed with the underwriters not to redeem the Redeemable Warrants, without the underwriters' consent, prior to one year following the date of the prospectus relating to the Proposed Public Offering.

    Pursuant to the License Agreement entered into between the Company and Becton in October 1995 (the "License Agreement"), Becton has a semi-exclusive, worldwide license to the Company's alamarBlue technology for a specific field of use. Becton was obligated to pay $3.5 million in cash for use of the technology, of which $1.5 million was received during 1995 and $2.0 million was received during the first quarter of 1996. Of such amount, $500,000 will be creditable against future royalty payments, if any. Becton is obligated to pay the Company royalties on net sales of products incorporating the technology licensed under the License Agreement during its five-year term. As of the date of this report, there have been no sales of products incorporating such technology.

    At June 30, 1996, the Company had $2,242,000 of accounts payable, of which approximately $1,700,000 was past the respective original due dates. In late 1995 and early 1996, the Company reached agreements with certain vendors providing for the extended repayment of amounts owed by the Company to such vendors. At June 30, 1996, pursuant to such agreements, approximately $522,000 remained payable by the Company to such vendors in scheduled monthly installments through the remainder of 1996. Other amounts owed to various vendors and suppliers may be subject to late charges of up to 1.5% per month.

    The Company intends to expend substantial funds for research and product development, possible acquisitions, scale-up of manufacturing capacity, reduction of accounts payable and other working capital and general corporate purposes, dependent in part of the success of the Proposed Public Offering. Although the Company believes that the net proceeds of the Proposed Public Offering, together with interest thereon, existing cash balances and internally generated funds will be sufficient to finance the Company's projected operations through at least the next twelve months, there can be no assurance to that effect. In the event the Proposed Public Offering does nor occur, on a timely basis or at all, the Company will be required to seek additional financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the costs, timing and success of the Company's product development efforts, the costs and timing of acceptance, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters, and other factors. If additional financing is needed, the Company may seek to raise additional funds through public or private financings, collaborative relationships or other arrangements.

    The Company currently has no commitments with respect to sources of additional financing, and there can be no assurance that any such financing sources, if needed, would be available to the Company or that adequate funds for the Company's operations, whether form the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders.

POTENTIAL IMPACT OF ACQUISITION OF INTEREST IN ONCOMETRICS

    The Company intends to acquire a two-thirds equity interest, on a fully-diluted basis, in Oncometrics Imaging Corp. ("Oncometrics") for aggregate cash consideration of $4,000,000. Of such consideration, $2,000,000 would be paid to Xillix Technologies Corp. (the parent company of Oncometrics) for currently outstanding Oncometrics stock, and $2,000,000 would be paid to Oncometrics for newly issued Oncometrics stock. It is anticipated that such transaction would be accounted for under the purchase method of accounting, resulting in approximately $1,600,000 of acquired in-process research and development and approximately $1,100,000 of purchased technology. Amounts recorded as acquired in-process research and development would be written off as a charge to earnings in the period of acquisition. Amounts recorded as purchased technology would be amortized over the expected useful life of such technology, currently anticipated to be ten years. Furthermore, at May 31, 1996, Oncometrics had approximately $234,000 in long-term, third party debt, including the current portion of long-term debt, which the Company would assume if the Oncometrics Acquisition is consummated. Consummation of the transaction is contingent on completion of the Proposed Public Offering.

POTENTIAL IMPACT OF ACQUISITION OF RADCO

    The Company is negotiating to acquire common stock of RADCO for an aggregate purchase price of approximately $1,400,000 in cash. It is anticipated that such transaction would be accounted for under the purchase method of accounting, resulting in approximately $630,000 of acquired in-process research and development. Such amount is expected to be written-off as a charge to earnings in the period of the RADCO Acquisition. Consummation of the transaction is contingent on completion of the Proposed Public Offering.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the factors set forth below and in the Company's most recent Annual Report on Form 10-KSB.

    The Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in a continually evolving industry with an increasing number of market entrants and intense competition as well as the risks, expenses and difficulties encountered in the shift from development to commercialization of new products based on innovative technology.

    The Company has incurred significant net operating losses in each fiscal quarter since its inception. As of June 30, 1996, the company had an accumulated deficit of approximately $27,380,000. Losses are expected to continue for the foreseeable future until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will be able to implement successfully its operating strategy, generate increased revenues or ever achieve profitable operations.

    The Company has generated limited revenues from the sale of its cytopathology products to date. The Company's success, growth and profitability will depend primarily on market acceptance of its cytopathology products for use in connection with cervical cancer screening by cytopathology laboratories. There can be no assurance that the Company can demonstrate that the high initial cost of equipping existing laboratories with its products will be offset by a reduction in costs associated with increased efficiency and decreased malpractice liability risks resulting from more accurate diagnosis, better data management capability and better documentation of slide review procedures.

    Due in part to a recent trend toward consolidation of clinical laboratories, the Company expects that the number of potential domestic customers for its cytopathology products will decrease. The Company will need to foster an awareness of and acceptance by its potential customers of the benefits of the Company's systems over current methods. The Company's dependence on sales to large laboratories may strengthen the purchasing leverage of these potential customers. There can be no assurance that the Company will be successful in selling its products, or that any such sales will result in sufficient revenue to allow the Company to become profitable.

    The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products. The Company will likely be required to undertake time-consuming and costly development activities and seek regulatory approval for new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that regulatory clearance or approval of these or any new products will be granted on a timely basis, if ever, or that the new products will adequately meet the requirements of the applicable market or achieve market acceptance.

    The Company has only limited experience marketing and selling its cytopathology products. The Company intends to distribute its cytopathology products primarily through a limited number of distributors. The Company has only recently entered into its only current cytopathology distribution arrangement. The Company will be required to enter into additional distribution arrangements in order to achieve broad distribution of its cytopathology products. There can be no assurance that the Company will be able to maintain its current distribution arrangement or that the company will be able to enter into and maintain arrangements with additional distributors on acceptable terms, or on a timely basis, if at all.

    The Company's products face competition from companies that may be developing competing systems. The Company believes that many of the Company's existing and potential competitors possess substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. The medical diagnostics industry is characterized by rapid product development and technological advances. There can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently available or under development, or that other companies with expertise and resources that would encourage them to attempt to develop and market competitive products will not develop new products directly competitive with the Company's products.

    The Company expects that its operating results will fluctuate significantly from quarter to quarter and will depend on various factors, many of which are outside the Company's control. These factors include the success of the marketing efforts of necessary regulatory clearances or approval, the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations, the Company's ability to cost effectively expand manufacturing capacity and maintain consistently acceptable yields, the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These or other factors could have a material adverse effect Company's business, financial condition and results of operations.

    If specified earnings per share or stock price performance thresholds are met during 1997, contingencies will be satisfied with respect to 940,955 shares of Common Stock and warrants to purchase 63,472 shares of common Stock issued in connection with the Merger and an amount equal to the fair market value of such securities at the date on which such contingencies are satisfied is expected to be recorded as goodwill and amortized over ten years.

    There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations

    Certain key components and raw materials used in the manufacturing of the Company's products are currently obtained from single vendors. Although the Company believes that alternative sources for such components and raw materials are available, any supply interruption in a single-sourced component or raw material would have a material adverse effect on the Company's ability to manufacture products until a new source of supply were qualified. There can be no assurance that the Company would be successful in qualifying additional sources on a timely basis, if ever. failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies often establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's international business operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by increases in duty rates and difficulties in obtaining required licenses and permits. There can be no assurance that the Company will be able to successfully commercialize its products, or any future product, in any foreign market.

    The market price of the shares of the Company's Common Stock has in the past been and is likely in the future to continue to be, highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the common Stock. Moreover, the stock market has from time to time experienced extreme price fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a Company's common stock, securities class action litigations have occurred against the issuing Company. There can be no assurance that such litigation will not occur in the future with respect to the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto authorized.

ACCUMED INTERNATIONAL, INC.

     /s/ Peter P. Gombrich                   Date:     August 9, 1996
- -----------------------------------                   ----------------
Peter P. Gombrich
Chief Executive Officer

     /s/ Mark L. Santor                 Date:     August 9, 1996
- ------------------------------                   ---------------
Mark L. Santor
Chief Financial Officer