Form 10QSB/A
period 1996-06-30
ACCUMED INTERNATIONAL INC
filed 1996-09-26
CIK 888335

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB/A
                                    Amendment No. 1



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
Yes  X       No
    ---         ---


The number of shares of Common Stock outstanding
 as of September 25, 1996:                                 18,934,710
                                                            __________


Transitional Small Business Disclosure Format (check one):
Yes          No  X
     ----       ----

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

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                             ACCUMED INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   _______________



                                                            JUNE 30     DECEMBER 31,
                                                              1996          1995
                                                          ------------   ------------
          ASSETS                                           (Unaudited)      (Audited)
Current assets:
  Cash and cash equivalents                              $    595,265   $    180,508
  Restricted cash                                                $  0        363,000
  Accounts receivable                                       1,405,486        874,712
  Prepaid expenses and deposits                               231,194        124,836
  Production inventory                                      1,513,760      1,143,120
                                                          ------------   ------------
     Total current assets                                   3,745,705      2,686,176
                                                          ------------   ------------
Fixed Assets, Net                                             401,970        528,402
                                                          ------------   ------------
Intangible assets                                           4,403,677      2,644,556
Other assets                                                  168,402        115,069
                                                          ------------   ------------
                                                         $  8,719,754   $  5,974,203
                                                          ------------   ------------
                                                          ------------   ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  2,242,433   $  2,005,861
  Other current liabilities                                   772,465        870,313
  Deferred revenue                                             35,358      1,454,450
  Notes payable                                                37,497        726,514
  Capital lease obligations due within one year                86,067         88,270
                                                          ------------   ------------
     Total current liabilities                              3,173,820      5,145,408
                                                          ------------   ------------
Long-term portion of capital lease obligation                  45,243         89,810
Deferred rent                                                  13,393         10,278

Stockholders' equity:
   Common stock, $0.01 par value, 30,000,000 shares
    authorized, 17,525,748 shares issued and outstanding
    at June 30, 1996 and 15,571,184 at December 31, 1995      175,257        155,712
   Additional paid-in capital                              32,694,471     23,334,495

   Cummulative translation adjustment                          (2,236)           --
   Accumulated deficit                                    (27,220,237)   (22,761,500)
   Less treasury stock, 26,270 shares at June 30, 1996
    and 0 shares December 31, 1995                           (159,957)           --
                                                          ------------   ------------
     Total stockholders' equity                             5,487,298        728,707
                                                          ------------   ------------
                                                         $  8,719,754   $  5,974,203
                                                          ------------   ------------
                                                          ------------   ------------


See accompanying notes to consolidated financial statements.

                             ACCUMED INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   _______________





                                                      Six Months Ended June 30,     Three Months Ended June 30,
                                                      ------------------------      ---------------------------
                                                          1996          1995            1996            1995
                                                      ----------    ----------      ----------       ----------
                                                      (Unaudited)   (Unaudited)     (Unaudited)     (Unaudited)

Sales                                               $  2,312,094   $    320,505   $  1,124,393   $    148,660
Less cost of sales                                    (1,465,457)      (471,065)      (870,247)      (251,617)
                                                    ------------   ------------   ------------   ------------
Gross profit (loss)                                      846,637       (150,560)       254,146      (102,957)
                                                    ------------   ------------   ------------   ------------
Operating expenses:
  General and administrative                           1,791,534        860,253        877,477        585,426
  Research and development                             4,789,412        139,842        714,626         70,907
  Sales and marketing                                    841,565         74,959        448,388         46,853
                                                    ------------   ------------   ------------   ------------
     Total operating expenses                          7,422,511      1,075,054      2,040,491        703,186
                                                    ------------   ------------   ------------   ------------
Operating loss                                        (6,575,874)    (1,225,614)    (1,786,345)      (806,143)
                                                    ------------   ------------   ------------   ------------
Other income (expense):
  Interest income                                         11,460          2,693          5,623          2,516
  Interest expense                                      (437,986)       (25,973)      (111,155)       (14,445)
  Other                                                2,554,513        100,050         82,261        100,050
                                                    ------------   ------------   ------------   ------------
     Total other income                                2,117,987         74,612        (23,271)        88,121
                                                    ------------   ------------   ------------   ------------
Loss before income taxes                              (4,457,887)    (1,151,002)    (1,809,616)      (718,022)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Income tax expense                                           850            400              0            200
                                                    ------------   ------------   ------------   ------------
     Net loss                                       ($ 4,458,737)  ($ 1,151,402)  ($ 1,809,616)   ($  718,222)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

Net loss per share                                      ($  0.27)      ($  0.20)      ($  0.11)      ($  0.11)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------
Weighted average common shares outstanding            16,319,105      5,653,437     16,843,050      6,349,139
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------










             See accompanying notes to consolidated financial statements.

                             ACCUMED INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   _______________


                                                     Six Months Ended June 30,
                                                       1996              1995
                                                    (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                          ($4,458,737) ($1,151,402)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                          704,465      123,066
  Write-off of in-process research and development     3,499,727           --
  Expenses paid with issuance of common stock            101,094           --
  Expenses paid with issuance of warrants              1,184,390           --
  Shares received for litigation settlement             (159,957)          --
  Loss (gain) on disposal of assets                       74,706      (19,810)
  Changes in assets and liabilities:
     Restricted cash                                     363,000          --
     Accounts receivable                                (531,403)     121,650
     Prepaid expenses and deposits                      (106,358)      14,606
     Production inventory                               (371,877)      86,740
     Other assets                                        (57,584)     (63,728)
     Accounts payable                                    237,548       93,535
     Other liabilities                                   (94,588)       4,970
     Deferred revenue                                 (1,419,092)          --
                                                      ----------   ----------
     Net cash used in operating activities            (1,034,666)    (790,373)
                                                      ----------   ----------
Cash used in investing activities:
  Purchase of fixed assets                              (202,010)      (1,354)
  Proceeds from refundable deposits                          ---      400,000
                                                      ----------   ----------
Net cash provided by (used in) investment activities    (202,010)     398,646
                                                      ----------   ----------
Cash flows from financing activities:
  Proceeds from issuances of common stock              2,338,711    1,438,099
  Notes receivable issued                                     --     (350,000)
  Payment of capital lease obligation                    (46,770)     (34,340)
  Proceeds from issuance of notes payable                250,000           --
  Payments of notes payable                             (889,017)          --
                                                      ----------   ----------
Net cash provided by financing activities              1,652,924    1,053,759
                                                      ----------   ----------
Effect of exchange rate changes on cash                   (1,491)          --
                                                      ----------   ----------
Net increase in cash and cash equivalents                414,757      662,032

Cash and cash equivalents at beginning of period         180,508       42,173
                                                      ----------   ----------
Cash and cash equivalents at end of period              $595,265     $704,205
                                                      ----------   ----------
                                                      ----------   ----------


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


4. WARRANTS: In January 1996, the Company granted to an individual warrants to purchase 100,000 shares of common stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of common stock warrants with an offsetting charge reflected as administration expense in the consolidated statement of operations for the six month period ended June
    30, 1996. In March 1996, the Company granted to certain investors in a related party warrants to purchase 687,500 shares of common stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of common stock warrants with an offsetting charge reflected as otherexpense in the consolidated statement of operations for the six month period ended June 30, 1996.

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


11. LITIGATION SETTLEMENT: In April 1996, the Company entered into a settlement agreement with several stockholders. Under the terms of this agreement, 26,270 shares of common stock held by these stockholders with a fair value of $159,957 were returned to the Company and are being held as treasury stock. An additional 11,786 shares of common stock contingent and subject to forfeiture if specified performance goals are not achieved in 1997 were also returned to the Company.

12. SUBSEQUENT EVENTS: In July 1996, the Company signed a letter of intent to acquire a two-thirds interest in Oncometrics Imaging Corp.
    ("Oncometrics") for a total purchase of approximately $4.0 million which includes approximately $2.0 million to be used solely as working capital for Oncometrics.


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


    At June 30, 1996, the Company had an accumulated deficit of $27,220,237.
On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31.

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


    General and administrative expenses increased from $585,000 in the second quarter of 1995 to $877,000 in the comparable 1996 quarter, and from $860,000 for the six months ended June 30, 1995 to $1,792,000 for the comparable 1996 period, in each case primarily due to (i) recognition of a non-cash charge attributable to the issuance of warrants to purchase an aggregate of $100,000 shares of Common Stock at an exercise price of $2.125 per share as compensation for consulting services, (ii) costs of consolidating staff and relocating operations, and (iii) increased investor relations efforts.


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


    For the six-month period, other income increased by $2,409,000 compared to the first six months of 1995 principally due to payments of $3,500,000 from Becton Dickinson and Company ("Becton") pursuant to a license agreement. At December 31, 1995, $1.4 million of such payments had been recorded as deferred revenues pending resolution of subsequently resolved litigation. Offsetting such income was $954,000 of expense during the first quarter of 1996 recorded as a non-cash charge representing the fair market value of warrants issued. Of such amount, (i) $852,000 is attributable to warrants to purchase an aggregate of 687,500 shares of Common Stock, with a weighted average exercise price of $3.73 per share, issued to investors in connection with the initial capitalization of RADCO Ventures, Inc. (a joint venture formed by the Company and certain investors) ("RADCO"), and (ii) $102,000 is attributable to warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $1.25 per share, issued in consideration of a loan to the Company of $250,000 from the warrantholder.

    Net loss increased from $718,000 for the second quarter of 1995 to $1,810,000 for the second quarter of 1996, due principally to increased operating expenses of the Company after the Merger. Net loss per share remained constant at $0.11 for the quarters ended June 30, 1996 and 1995.

    For the six months ended June 30, 1996, net loss was $4,459,000 as compared to $1,151,000 for the comparable 1995 period. The increase in the latter period was primarily attributable to the non-cash charge against operations relating to the write-off of in-process research and development and the fair value of warrants issued, as described above. The net loss per share for the first six months of 1996 was $.27 compared to $.20 for the comparable 1995 period. The increased net loss was somewhat diluted by an increase in the weighted average shares outstanding.


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

    The Company has incurred significant net operating losses in each fiscal quarter since its inception. As of June 30, 1996, the company had an accumulated deficit of approximately $27,220,000. Losses are expected to continue for the foreseeable future until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will be able to implement successfully its operating strategy, generate increased revenues or ever achieve profitable operations.

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

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto authorized.


ACCUMED INTERNATIONAL, INC.


   /s/ Leonard R. Prange                 Date:   September 26, 1996
- ------------------------------                   ------------------
Leonard R. Prange
Chief Financial Officer