Form 10QSB
period 1996-09-30
ACCUMED INTERNATIONAL INC
filed 1996-11-14
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
    For the quarterly period ended September 30, 1996.

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
--- For the transition period from        to      .
                                   -----     -----

                         Commission file number 0-20652

                         ACCUMED INTERNATIONAL, INC.
    ---------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             Delaware                                    36-4054899
      ----------------------------                      -------------
      (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)                    Identification No.)


               900 N. Franklin St., Suite 401, Chicago, IL  60610
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (312) 642-9200
                                 --------------
                (Issuer's telephone number including area code)

Check  whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ---         ---
The number of shares of Common Stock outstanding as of  November 11, 1996:
21,934,710
Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                          ACCUMED INTERNATIONAL, INC.

                                     INDEX
                                                                        Page
                                                                       Number
PART I     Financial Information

   1.      Consolidated Financial Statements

           Consolidated Balance Sheets -
              September 30, 1996 (unaudited)  and December 31, 1995 ..... 1

           Consolidated Statements of Operations-
              Nine Months Ended September 30, 1996 and 1995 (unaudited) Three Months Ended September 30, 1996 and 1995 (unaudited) 2

           Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1996 and 1995 (unaudited)   3

           Notes to Consolidated Financial Statements (unaudited) ....... 4


   2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................... 6

PART II.   Other Information

   6.      Exhibits and Reports on Form 8-K ............................. 15

SIGNATURES .............................................................. 16

                                     PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1996           1995
    ASSETS                                                          (Unaudited)     (Audited)
    ------                                                         -------------   ------------
Current Assets
  Cash and cash equivalents                                          $   145,811   $   180,508
  Restricted cash                                                        300,000       363,000
  Accounts receivable                                                  1,427,781       874,712
  Prepaid expenses and deposits                                          238,381       124,836
  Production inventory                                                 1,566,539     1,143,120
                                                                     -----------   -----------
    Total current assets                                               3,678,512     2,686,176
                                                                     -----------   -----------

Fixed assets, net                                                      1,308,310       528,402
                                                                     -----------   -----------

Intangible assets                                                      4,288,673     2,644,556
Other assets                                                             731,491       115,069
                                                                     -----------   -----------
                                                                     $10,006,986   $ 5,974,203
                                                                     ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities
  Accounts payable                                                   $ 2,896,440   $ 2,005,861
  Other current liabilities                                              896,369       870,313
  Deferred revenue                                                        45,644     1,454,450
  Notes payable                                                        1,312,497       726,514
  Capital lease obligation due within one year                           106,456        88,270
                                                                     -----------   -----------
    Total current liabilities                                          5,257,406     5,145,408
                                                                     -----------   -----------

Long term portion of capital lease obligation                              4,350        89,810
Deferred rent                                                             14,025        10,278

Stockholders' equity
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 17,808,447 shares issued and
    outstanding at September 30, 1996 and
    15,571,184 at December 31, 1995.                                     178,084       155,712
  Additional paid-in capital                                          33,351,069    23,334,495

  Cumulative transaction adjustment                                       (2,236)            -
  Accumulated deficit                                                (28,635,755)  (22,761,500)
                                                                     -----------   -----------
                                                                       4,891,162       728,707
  Less treasury stock, 26,270 shares at September 30, 1996              (159,957)            -
  and 0 shares at December 31, 1995.
                                                                     -----------   -----------
    Total stockholders' equity                                         4,731,205       728,707

                                                                     -----------   -----------
                                                                     $10,006,986   $ 5,974,203
                                                                     ===========   ===========



          See accompanying notes to consolidated financial statements

                          ACCUMED INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    NINE MONTHS ENDED SEPTEMBER 30,        THREE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------       ----------------------------------
                                                        1996              1995              1996                    1995
                                                    -----------        -----------       ------------           -----------
                                                     (Unaudited)        (Unaudited)       (Unaudited)           (Unaudited)
Sales                                               $ 3,668,150        $   414,162       $  1,356,056           $    93,657
Less cost of sales                                   (2,054,122)        (1,203,887)          (588,665)             (732,822)
                                                    -----------        -----------       ------------           -----------
Gross profit (loss)                                   1,614,028           (789,725)           767,391              (639,165)
                                                    -----------        -----------       ------------           -----------

Operating expenses:
  General and administrative                          2,874,079          1,710,709          1,082,545               850,458
  Research and development                            5,298,016            235,899            508,604                96,057
  Sales and marketing                                 1,465,047            137,788            623,481                62,829
                                                    -----------        -----------       ------------           -----------
          Total operating expenses                    9,637,142          2,084,396          2,214,630             1,009,344

Operating loss                                       (8,023,114)        (2,874,121)        (1,447,239)           (1,648,509)

Other income (expense):
  Interest income                                        15,796              7,285              4,336                 4,592
  Interest expense                                     (450,628)           (33,390)           (12,643)               (7,417)
  Other income                                        3,588,623             32,566             58,818               (67,484)
  Other expense                                      (1,004,082)           (45,777)           (18,790)              (45,777)
                                                    -----------        -----------       ------------           -----------
          Total other income (expense)                2,149,709            (39,316)            31,721              (116,086)
                                                    -----------        -----------       ------------           -----------

Loss before income taxes                             (5,873,405)        (2,913,437)        (1,415,518)           (1,764,595)

Income tax expense                                          850                600                  -                   200
                                                    -----------        -----------       ------------           -----------
          Net loss                                  $(5,874,255)       $(2,914,037)      $ (1,415,518)           (1,764,795)
                                                    ===========        ===========       ============           ===========


Net loss per share                                  $     (0.36)       $     (0.46)      $      (0.08)          $     (0.28)
                                                    ===========        ===========       ============           ===========
Weighted average common shares outstanding           16,502,973          6,375,627         17,722,514             6,375,627
                                                    ===========        ===========       ============           ===========




          See accompanying notes to consolidated financial statements.
                                     - 2 -

                          ACCUMED INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                    1996            1995
                                                               -------------    -------------
                                                                 (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss                                                       $(5,874,255)   $(2,914,037)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                      866,733        177,807
  Write-off of in-process research and development                 3,499,727              -
  Expenses paid with issuance of warrants                          1,184,390        142,500
  Expenses paid with issuance of stock                               257,094        166,000
  Shares received for litigation settlement                         (159,957)             -
  Loss on disposal of assets                                          74,706         63,609
  Changes in assets and liabilities:                                       -              -
    Decrease (Increase) in restricted cash                            63,000       (185,000)
    Decrease (Increase) in accounts receivable                      (553,069)       195,724
    Decrease (Increase) in prepaid expenses and deposits            (113,545)        22,853
    Decrease (Increase) in production inventory                     (423,419)       356,162
    (Increase) in other assets                                      (736,422)        (1,525)
    Increase in accounts payable                                     888,343        262,752
    (Increase) in deferred merger cost                                     -       (299,650)
    Increase in other current liabilities                             26,056         62,726
    Increase (Decrease) in deferred revenue                       (1,408,806)       470,238
                                                                ------------    -----------

    Total adjustments                                                            (1,479,841)

    Net cash used in operating activities                         (2,409,424)    (1,479,841)
                                                                ------------    -----------

Cash used in investing activities:
  Purchase of fixed assets                                          (938,123)       (48,403)
                                                                ------------    -----------

Net cash used in investment activities                              (938,123)       (48,403)
                                                                ------------    -----------

Cash flows from financing activities:
  Proceeds from issuances of common stock, net                     2,841,885      2,954,486
  Notes receivable issued                                                  -       (700,000)
  Payment of capital lease obligation                                (63,527)       (52,204)
  Proceeds from issuance of notes payable                          1,000,000              -
  Proceeds from Bank Loan                                            500,000              -
  Payment of notes payable                                          (964,017)             -

                                                                ------------    -----------
Net cash provided by financing activities                          3,314,341      2,202,282
                                                                ------------    -----------

Effect of exchange rate changes to cash                               (1,491)          --
Net increase (decrease) in cash and cash equivalents                 (34,697)       674,038

Cash and cash equivalents at beginning of period                     180,508         42,173
                                                                ------------    -----------
Cash and cash equivalents at end of period                      $    145,811    $   716,211
                                                                ============    ===========



          See accompanying notes to consolidated financial statements.
                                      -3-

ACCUMED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Preparation of Interim Financial Statements: The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the nine month and the three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

     These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the three months ended December 31, 1995, included in the Company's Transition Report on Form 10-KSB for the period ended December 31, 1995.

2. Deferred Revenue: At December 31, 1995, the Company had deferred revenue of $1,454,450 pending resolution of certain lawsuits. Upon settlement of these lawsuits in February 1996, the Company received an additional $2,000,000 from Becton Dickinson & Co., $1,000,000 each in February and March 1996, per the terms of a worldwide license agreement executed on October 10, 1995. Total income recognized for the nine month period ended September 30, 1996 per the terms of this agreement was $3,454,450 and has been reflected as other income in the consolidated statement of operations.

3. Merger Transaction: On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly-owned subsidiary. Pursuant to the terms of the merger agreement, 1,881,910 shares of Common Stock and 126,945 warrants were issued to AccuMed, Inc. stockholders and warrantholders, respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity. The contingency associated with 940,955 shares of Common Stock and 63,473 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in-process research and development ($3,499,727). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during the nine months ended September 30, 1996.

4. Warrants: In March 1996, the Company granted to an individual warrants to purchase 100,000 shares of Common Stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of Common Stock warrants with an offsetting charge reflected as administration expense in the consolidated statement of operations for the nine month period ended September 30, 1996. In March 1996, the Company granted to certain investors in a related party warrants to purchase 675,000 shares of Common Stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of Common Stock warrants with an offsetting charge reflected as other expense in the consolidated statement of operations for the nine month period ended September 30, 1996.

5. Issuance of Common Stock: During the quarter ended September 30, 1996, the Company issued 94,308 shares of Common Stock of which 69,308 shares were issued as consideration for the purchase of certain patents held by Technostics, Inc., and which are subject to forfeiture if the Company is unable through August 1997 to perfect and maintain rights free of liens on the acquired patents.

6. Warrant exercise: During the quarter ended September 30, 1996, 95,200 warrants with exercise prices between $0.25 and $5.00 were exercised with net proceeds to the Company of $298,125.

7. Shares issued to related party: In June 1996, 166,586 shares of Common Stock were issued to a related party pursuant to an agreement requiring that the outstanding principal and unpaid interest pursuant to a loan, totaling $78,125, be converted into 68,500 shares of Common Stock of the Company. The loan was an obligation of AccuMed, Inc. entered into prior to its merger with and into the Company whereby the Company assumed the obligations of AccuMed, Inc.

8. Stock Option Plan: For the three month period ended September 30, 1996, the Company granted options to purchase 502,500 shares of Common Stock with exercise prices of $5.38 to $6.38 per share, and options for 154,999 shares were exercised at prices ranging from $1.13 to $1.39 with net proceeds to the Company of $ 205,049.

9. Note Payable: In January 1996, the Company received $250,000 cash in exchange for a note payable bearing interest at 11% due in April 1996, and warrants to purchase 160,000 shares of Common Stock at $1.25 per share. The total proceeds received of $250,000 were allocated to the warrants based on their estimated fair value of $352,000. The difference of $102,000 has been reflected as other expense in the consolidated statement of operations for the nine month period ended September 30, 1996. The original issue discount of $250,000 relating to the notes payable will be amortized over the term of the note.

10. Acquisitions: In July 1996, the Company signed a letter of intent to acquire a two-thirds equity interest in Oncometrics Imaging Corp. ("Oncometrics") for a total purchase price of $4,000,000, of which $2,000,000 was paid directly to Oncometrics and is intended to be used solely as working capital for Oncometrics. The acquisition was completed on October 15, 1996.

     In July 1996, the Company signed a letter of intent to acquire the 90% of the common stock not then owned by the Company, and to repay certain notes payable of RADCO Ventures, Inc. ("RADCO"), for an aggregate cost of approximately $1,400,000 in cash. The acquisition of the common stock and the note repayments were completed on October 15, 1996, at which time RADCO became a wholly-owned subsidiary of the Company.

11.  Subsequent Events: The Company has filed with the Securities and Exchange
     Commission    (the "Commission") a registration statement on Form S-2 with respect to the underwritten public offering of 3,000,000 shares of the Company's Common Stock.. The registration statement was declared effective by the Commission on October 3, 1996, and net proceeds of the offering approximating $11,700,000, were received by the Company on October 8, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Effective December 29, 1995, AccuMed, Inc. was merged with and into the Company (the "Merger"). The results of operations reflected in the Company's consolidated statement of operations for the quarter and nine months ended September 30, 1996 include the operations of the two merged businesses, whereas results of operations from prior periods and years reflect the operations and sales of the Alamar microbiology product line only. The historical results of operations of the Company presented herein are not necessarily indicative of future results of operations of the Company.

     The Merger has been accounted for as a purchase, which resulted in certain changes. The value of the securities not subject to contingencies issued by the Company upon consummation of the Merger exceeded the value of the assets acquired by $6,600,000. At December 31, 1995, $4,000,000 of such amount was allocated to acquired in-process research and development and written off immediately as a non-cash charge against operations. The remaining $2,600,000 was booked as purchased technology and is being amortized over ten years beginning December 31, 1995. Certain of the securities issued by the Company upon consummation of the Merger were subject to forfeiture if specified earnings per share or stock price performance goals were not met following the Merger. During the quarter ended March 31, 1996, the contingencies were satisfied with respect to a portion of such securities having a then current fair market value of $5,400,000. Of such amount, $3,500,000 was allocated to acquired in-process research and development and written off immediately as a non-cash charge against operations. The remaining $1,900,000 was booked as purchased technology and is being amortized over ten years beginning March 31, 1996. If specified contingencies applicable to the remaining 940,955 shares of Common Stock and warrants to purchase up to 63,472 shares of Common Stock issued in the Merger are met during 1997, an amount equal to the fair market value of such securities at the time such contingencies are satisfied will be recorded as goodwill. It is anticipated that such goodwill will be amortized over ten years and that the Company will continue to assess the recoverability of such asset as prescribed by the Company's current accounting policies.

     Pending consummation of the Merger, the Company took various actions to streamline and relocate its operations. The Company's manufacturing facility in Sacramento, California was closed in August 1995, and all obligations under its lease were satisfied during the second quarter of 1996. During the summer and fall of 1995, the Company terminated the employment of all its employees, other than two officers. From July 1, 1995 until consummation of the Merger, the Company's manufacturing, marketing, sales, distribution and research and development functions were performed by AccuMed, Inc. under contracts. After consummation of the Merger, the Company resumed research and development, manufacturing and marketing and sales activities, and hired a significant number of employees.

     At September 30, 1996, the Company had an accumulated deficit of $28,635,755. On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31.

     Revenues from sales for the quarter ended September 30, 1996 increased to $1,356,000 compared to $94,000 for the quarter ended September 30, 1995, and revenue from sales increased to $3,668,000 in the nine months ended September 30, 1996 compared to $414,000 for the comparable 1995 period, in each case due primarily to the inclusion of sales of the Sensititre product line as a result of the acquisition of the Sensititre business at the end of 1995 and continued increases in sales of the Company's recently introduced cytopathology products.

     Cost of sales decreased from $733,000 in the third quarter of 1995 to $589,000 in the third quarter of 1996, reflecting improved production efficiencies and the elimination of costs related to discontinued California manufacturing operations. Cost of sales increased $1,204,000 for the nine months ended September 30, 1995 to $2,054,000 for the comparable 1996 period, due to the additional cost resulting from a higher volume of sales in the microbiology product line and increased cytopathology instrument sales.

     General and administrative expenses increased from $850,000 in the third quarter of 1995 to $1,083,000 in the comparable 1996 quarter primarily due to increases in staffing and relocation expenses related to the new staff and increased investor relations efforts. General and administrative expenses increased from $1,711,000 for the nine months ended September 30, 1995 to $2,874,000 for the comparable 1996 period, primarily due to the recognition of a non-cash charge attributable to the issuance of warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $2.125 per share as compensation for consulting services, as well as relocation of corporate offices, increased staffing and related relocation expenses related to the new staff, and increased investor relations efforts.

     Research and development expenses increased from $96,000 in the third quarter of 1995 to $509,000 in the third quarter of 1996 due primarily to resumption of research and development activities after the Merger. Research and development expenses increased from $236,000 for the nine months ended September 30, 1995 to $5,298,000 for the comparable 1996 period, primarily due to such resumption of activities after the Merger and a non-cash charge against operations of $3,500,000 representing the write-off of in-process research and development acquired in connection with the Merger.

     Sales and marketing expenses increased from $63,000 in the third quarter of 1995 to $623,000 in the third quarter of 1996, and from $138,000 for the nine months ended September 30, 1995 to $1,465,000 for the comparable 1996 period, in each case due to reinstatement of domestic sales and marketing efforts which had been suspended during the 1995 periods.

     For the nine month period in 1996, other income increased by $2,110,000 compared to the first nine months of 1995 principally due to payments of $3,500,000 from Becton Dickinson and Company ("Becton") pursuant to a license agreement. At December 31, 1996, $1,400,000 of such payments had been recorded as deferred revenues pending resolution of subsequently resolved litigation. Offsetting such income was $954,000 of expense during the first quarter of 1996 recorded as a non-cash charge representing the fair market value of warrants issued. Of such amount, (i) $852,000 is attributable to warrants to purchase an aggregate of 687,500 shares of Common Stock, with a weighted average exercise price of $3.73 per share, issued to investors in connection with the initial capitalization of RADCO Ventures, Inc. (initially a joint venture formed by the Company and certain investors which has been subsequently acquired by the Company as a wholly-owned subsidiary) ("RADCO"), and (ii) $102,000 is attributable to warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $1.25 per share, issued in consideration of a loan to the Company of $250,000 from the warrant holder.

     Net loss decreased from $1,765,000 for the third quarter of 1995 to $1,416,000 for the third quarter of 1996, due to increased sales volume and cost controls in manufacturing offset by increased operating expenses of the Company after the Merger. Net loss per share for the quarter ended September 30, 1996 was $0.08 compared to $0.28 for the quarter ending September 30, 1995. Weighted average shares outstanding increased to 17,723,000 at September 30, 1996, from 6,376,000 at September 30, 1995.

     For the nine months ended September 30, 1996, net loss was $5,874,000 as compared to $2,914,000 for the comparable 1995 period. The increase in the latter period was primarily attributable to the non-cash charge against operations relating to the write-off of in-process research and development acquired in connection with the Merger and other changes in direct operations as described above. The net loss per share for the first nine months of 1996 was $0.36 compared to $0.46 for the comparable 1995 period. The increased net loss was diluted by an increase in the weighted average shares outstanding to 16,503,000 at September 30, 1996, from 6,376,000 at September 30, 1995.

     The Company's accounts receivable were $1,428,000 as of September 30, 1996, an increase of $553,000 from December 31, 1995, due primarily to sales of the Company's initial cytopathology products and varying payments terms of the Company's international microbiology distributors.

     The Company's production inventory was $1,567,000 as of September 30, 1996, an increase of $423,000 from December 31, 1995, as a result of increased levels of in raw materials and finished goods inventories required to support sales of the Company's initial cytopathology products.

     The Company's accounts payable were $2,896,000 as of September 30, 1996, an increase of $890,000 from December 31, 1995, primarily as a result of the increase in inventories and receivables described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its initial public offering of securities consummated in October 1992 and subsequent public offering consummated in October 1996 to fund its cash requirements. From the initial public offering through September 30, 1996, the Company has raised approximately $22,800,000 in aggregate net proceeds from the initial public offering and such private placements. The Company's underwritten public offering consummated in October 1996 raised additional net proceeds to the Company of approximately $11,700,000 in cash. The Company's most recent private placements were closed in May and June 1996, resulting in the issuance of an aggregate of 255,000 shares of Common Stock for net proceeds of approximately $1,400,000. During the third quarter of 1996, the Company received an aggregate of $205,049 upon the exercise of certain stock options and an aggregate of $298,125 upon the exercise of certain warrants.

     In connection with the Company's initial public offering and certain private placements, the Company issued warrants to purchase an aggregate of 2,702,905 shares of Common Stock (the "Redeemable Warrants"). If the closing price per share of Common Stock exceeds $7.50 (subject to adjustment) per share for a minimum of 20 consecutive trading days, the Company would have the right to redeem the Redeemable Warrants, upon notice of not less than 60 days given to holders within three days following any such 20 day period, at a redemption price of $0.25 per underlying share. The exercise price of the Redeemable Warrants, which expire October 1, 1997, is $5.00 per share. If all Redeemable Warrants were exercised, of which there can be no assurance, the Company would
receive approximately $13.5 million in gross proceeds.   The Company has agreed
with the underwriters of the public offering consummated in October 1996 not to redeem the Redeemable Warrants, without the underwriters' consent, prior to October 3, 1997.

     Pursuant to the License Agreement entered into between the Company and Becton in October 1995 (the "License Agreement"), Becton has a semi-exclusive, worldwide license to the Company's alamarBlue(TM) technology for a specific field of use. Becton was obligated to pay $3,500,000 in cash for use of the technology, of which $1,500,000 was received during 1995 and $2,000,000 was received during the first quarter of 1996. Of such amount, $500,000 will be creditable against future royalty payments, if any. Becton is obligated to pay the Company royalties on net sales of products incorporating the technology licensed under the License

Agreement during its five-year term. As of the date of this report, there have been no sales of products incorporating such technology.

     At September 30, 1996, the Company had $2,896,000 of accounts payable, of which approximately $1,800,000 was past the respective original due dates. In late 1995 and early 1996, the Company reached agreements with certain vendors providing for the extended repayment of amounts owed by the Company to such vendors. Past due amounts owed to various vendors and suppliers may be subject to late charges of up to 1.5% per month.

     The Company intends to expend substantial funds for research and product development, possible acquisitions, scale-up of manufacturing capacity, reduction of accounts payable and other working capital and general corporate purposes, utilizing proceeds from the recent public offering. Although the Company believes that the net proceeds of the recent public offering, together with interest thereon, existing cash balances and internally generated funds will be sufficient to finance the Company's projected operations through at least the next 12 months, there can be no assurance to that effect. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the costs, timing and success of the Company's product development efforts, the costs and timing of acceptance of the Company's products, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors. If additional financing is needed, the Company may seek to raise additional funds through public or private financings, collaborative relationships or other arrangements.

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

     IMPACT OF ACQUISITION OF INTEREST IN ONCOMETRICS

     On October 15, 1996, the Company acquired a two-thirds equity interest, on a fully-diluted basis, in Oncometrics Imaging Corp. ("Oncometrics") for aggregate cash consideration of $4,000,000. Of such consideration, $2,000,000 was paid to Xillix Technologies Corp. (the parent company of Oncometrics) for currently outstanding Oncometrics stock, and $2,000,000 was paid to Oncometrics for newly issued Oncometrics stock. The transaction will be accounted for under the purchase method of accounting, resulting in approximately $1,600,000 of acquired in-process research and development and approximately $1,100,000 of purchased technology.

Amounts recorded as acquired in-process research and development will be written off as a charge to earnings in the Company's 1996 fourth quarter. Amounts recorded as purchased technology will be amortized over the expected useful life of such technology, currently anticipated to be ten years. Furthermore, at September 30, 1996, Oncometrics had approximately $231,000 in long-term, third-party debt, including the current portion of long-term debt, which the Company has assumed.

IMPACT OF ACQUISITION OF RADCO

     On October 15, 1996, the Company acquired the remainder of the common stock of RADCO, not then held by the Company, and repaid RADCO's notes payable for an aggregate cost to the Company of approximately $1,400,000 in cash. The transaction will be accounted for under the purchase method of accounting, resulting in approximately $630,000 of acquired in-process research and development. Such amount will be written-off as a charge to earnings in the Company's 1996 fourth quarter.

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

     The Company has incurred significant net operating losses in each fiscal quarter since its inception. As of September 30, 1996, the Company had an accumulated deficit of approximately $28,636,000. Losses are expected to continue for the foreseeable future until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will be able to implement successfully its operating strategy, generate increased revenues or ever achieve profitable operations.

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

     The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products. The Company will likely be required to undertake time-consuming and costly development activities and seek regulatory approval for new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that regulatory clearance or approval of these or any new products will be granted on a timely basis., if ever, or that the new products will adequately meet the requirements of the applicable market or achieve market acceptance.

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

     The Company expects that its operating results will fluctuate significantly from quarter to quarter and will depend on various factors, many of which are outside the Company's control. These factors include the success of the marketing efforts for the Company's products, obtaining necessary regulatory clearances or approvals for the Company's products, the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations, the Company's ability to cost effectively expand manufacturing capacity and maintain consistently acceptable yields, the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These or other factors could have a material adverse effect Company's business, financial condition and results of operations.

     If specified earnings per share or stock price performance thresholds are met during 1997, contingencies will be satisfied with respect to 940,955 shares of Common Stock and warrants to purchase 63,472 shares of common Stock issued in connection with the Merger and an amount equal to the fair market value of such securities at the date on which such contingencies are satisfied is expected to be recorded as goodwill. It is anticipated that such goodwill will be amortized over ten years and that the Company will continue to assess the recoverability of such asset as prescribed by the Company's current accounting policies.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are filed herewith:

                10.1 Shareholder Agreement dated as of October 15, 1996 among the Registrant, Xillix Technologies Corp. and Oncometrics Imaging Corp.

                10.2 Amendment No.2 dated as of October 10, 1996 to the Collaboration Agreement and Worldwide Exclusive License dated March 22, 1994 between the Registrant and G & G Dispensing, Inc.

                27.1  Financial Data Schedule

        (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto authorized.

                                         ACCUMED INTERNATIONAL, INC.

                                         /s/ Leonard Prange
                                         ------------------------------
                                           Leonard R. Prange
                                           Chief Financial Officer and Corporate
                                               Vice President
Date: November 14, 1996