Form 10KSB
period 1996-12-31
ACCUMED INTERNATIONAL INC
filed 1997-04-04
CIK 888335

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

                         Commission file number 0-20652

                            AccuMed International, Inc.
              ------------------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                         36-4054899
----------------------------------                 ------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 900 N. Franklin Street, Suite 401, Chicago, IL  60610        Issuer's telephone number: (312) 642-9200
        (Address of principal                  (Zip Code)
         executive offices)

         Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock, par value $0.01 per share
              ------------------------------------------------------
                                (Title of Class)

                         Common Stock purchase warrants
              ------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -------      ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

 Issuer's revenues for the year ended December 31, 1996:   $6,222,000

 Aggregate market value of the voting stock held by non-affiliates as of March 26, 1997: $70,561,000

 Number of shares of Common Stock outstanding as of March 26, 1997: 22,073,939

 Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                ----    ----

ITEM 1 OF THIS FORM 10-KSB ENTITLED "BUSINESS" AND ITEM 6 OF THIS FORM 10-KSB ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27a OF THE SECURITIES ACT OF 1933 AND SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE BUSINESS

BACKGROUND

       AccuMed International, Inc. ("AccuMed" or the "Company") was incorporated in California in June 1988 under the name Alamar Biosciences, Inc. Prior to December 29, 1995, the Company was engaged in developing, manufacturing and marketing microbiology products, including alamarBlue(TM) and certain diagnostic test kits under the name Alamar. AccuMed, Inc., an Illinois corporation, was formed in February 1994 and was engaged in researching and developing cytopathology products. Effective January 1995, AccuMed, Inc. acquired the Sensititre microbiology business by purchasing certain assets of a division of Radiometer America, Inc. and purchasing from Radiometer (UK) Limited all of the shares of Sensititre Limited, an English registry company (renamed AccuMed International Limited, "Sensititre," and collectively, such businesses are referred to as "AccuMed, Inc."). On December 29, 1995, AccuMed, Inc. merged with and into the Company (the "Merger"). The Company then changed its name to AccuMed International, Inc., reincorporated under Delaware law and changed its fiscal year end from September 30 to December 31.

      On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics Imaging Corp., a company continuing under the laws of the Yukon Territory, Canada ("Oncometrics") for aggregate consideration of $4.0 million in cash. Of such consideration, $2.0 million was paid to Oncometrics' parent company, Xillix Technologies Corp. ("Xillix"), for outstanding Oncometrics stock and $2.0 million was paid to Oncometrics for newly issued Oncometrics stock. Oncometrics was formed in 1995 as a wholly-owned subsidiary of Xillix to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides.

      On October 15, 1996, the Company also acquired all the outstanding shares of common stock (the "RADCO Stock") not already owned by the Company of RADCO Ventures, Inc., a Delaware corporation ("RADCO"), and retired approximately $1.2 million in aggregate principal amount of certain promissory notes sold by RADCO to its initial investors (the "RADCO Notes") at an aggregate cost to the Company of approximately $1.4 million in cash (the "RADCO Acquisition"). RADCO was formed in March 1996, for the purpose of developing a diagnostic microbiology test panel and automated reading instrument known as the FluoreTone(TM). RADCO was initially capitalized through private placements of units consisting of an aggregate of 400,000 shares of RADCO Stock, the RADCO Notes and warrants to purchase an aggregate of 687,500 shares of the Company's Common Stock, with a weighted average exercise price of $3.73 per share. In consideration for issuance of such warrants, the Company received 10% of the outstanding RADCO Stock.

      Effective on November 15, 1996, RADCO, which became a wholly-owned subsidiary of the Company upon consummation of the RADCO Acquisition, was merged with and into the Company pursuant to a Merger Agreement between the Company and RADCO. At the effective time of the Merger, the Company assumed all the assets, rights and liabilities of RADCO which ceased to exist as a separate corporate entity.

       The Company designs, manufactures and markets diagnostic screening products for clinical diagnostic laboratories serving the cytopathology and microbiology markets. The Company's primary focus is on the development of cytopathology products that support the review and analysis of Pap smears in order to improve the quality of cell analysis and increase accuracy and productivity in the laboratory. The Company commenced sales of its initial cytopathology product, the AcCell(TM) 2000 automated slide handling and microscopy workstation, at the end of the first quarter of 1996. The TracCell(TM) 2000 is a specimen mapping workstation, which automatically pre-screens Pap smear slides to identify and create a computerized map of empty space and certain non-clinically relevant portions of the specimen to permit a more efficient analysis of the test slide. The Company has completed clinical trials of the TracCell 2000 and in November 1996 filed a pre-market notification under Section 510(k) (a "510(k) Notification") under the United States Food, Drug and Cosmetic Act (the "FD&C Act") with the Food and Drug Administration ("FDA") with respect to the TracCell 2000. In May 1996, the Company entered into an agreement with Olympus America, a leading supplier of microscopes to the cytopathology market, pursuant to which Olympus America has exclusive third party distribution rights to the AcCell 2000 and, if cleared for marketing by the FDA and other applicable regulatory authorities, the TracCell 2000 in North, Central and South America (the "Olympus Territory").

      The Company also develops, manufactures and markets in vitro diagnostic human clinical microbiology products for the clinical laboratory, veterinary and pharmaceutical markets. In March 1997, the Company acquired certain assets relating to the ESP Culture System II product line (the "ESP Product Line") from Difco Microbiology Systems, Inc., a Michigan corporation ("Difco"), consisting of disposables, software and instruments for the growth and detection of microorganisms in blood cultures, sterile body fluids and mycobacteria samples. The Company offers the microbiology laboratory a variety of FDA-cleared products, under the trade name Sensititre, for the minimum inhibitory concentration and identification ("MIC/ID") testing of bacteria suspected of causing infections and for measuring the susceptibility of such bacteria to different types and concentrations of antibiotics. AccuMed's microbiology products include disposable test kits and a range of automated instruments. In September 1996, the Company entered into an agreement with CMS, division of Fisher Scientific Company ("Fisher"), a leading distributor of clinical laboratory products, pursuant to which Fisher has been granted exclusive rights to distribute the Company's Sensititre human clinical microbiology products in the United States. The Company also markets alamarBlue(TM), a proprietary, non-toxic indicator reagent that measures cell growth for in vitro testing. The Company is developing the KB Reader, an automated instrument designed to read the results of a Kirby-Bauer method susceptibility test. The Company is also developing the Fluoretone, a diagnostic microbiology test panel and an automated reading instrument. There can be no assurance that any such products will be successfully developed or marketed.

CYTOPATHOLOGY

CYTOPATHOLOGY PRODUCTS

      AccuMed's primary focus is on the development and marketing of cytopathology products that support the review and analysis of cervical Pap smears, including slide management and mapping and critical data management functions. The Company's products are designed to automate multiple aspects of the Pap smear screening process without significantly modifying existing laboratory practices. The Company's current cytopathology products are the AcCell 2000 workstations. The Company has completed clinical testing of the TracCell 2000 slide mapping workstation, and in November 1996 filed a 510(k) Notification with the FDA with respect to the TracCell 2000. The Company is developing software and hardware for a second generation, fully automated, high volume, mapping product, the TracCell 2500, to augment its workstation product offering. The Company is also developing a series of educational and testing products.

         THE ACCELL 2000. The AcCell 2000 workstations consist of the AcCell 2000 and the AcCell 2001. The AcCell 2000 is an interactive computer-controlled slide handling and precision microscopy workstation that is supported with comprehensive data management capabilities. The workstation consists of a high quality precision microscope (supplied by the Company or the customer), a computer-controlled moveable stage, a bar code reader, a proprietary slide marking mechanism (the "dotter"), an optional personal computer for the data management system and a stage-control mouse developed by the Company. The system operates in a Microsoft Windows(R) environment using the Company's proprietary software. The AcCell 2001 contains all the features of the AcCell 2000 in addition to an automated cassette slide loading and unloading system which handles up to 30 slides per cassette. The AcCell 2001 is designed to be used in conjunction with a TracCell 2000.

      The AcCell 2000 can be linked to the gynecologist's office and to the laboratory's internal information system in order to provide computerized support, from the time of entering patient information when the specimen is taken through the time of generating reports at the laboratory and doctor's office and finally to billing of the patient or payor. After specimen collection by the gynecologist, the gynecologist's staff, using software provided by the Company through the laboratory either on a network or on a disk, enters the patient's relevant medical history into the system and generates a bar code that is placed on the slide and the hard copy of the work order sent with the slide to the laboratory. The bar code contains basic patient information such as the patient's name and date of specimen collection. The slides and patient data, either in electronic format or hard copy, are then transferred from the gynecologist to the clinical laboratory for review.

      At the laboratory, the slide is assigned by the laboratory administrator to the cytotechnologist for review. The slide is placed, either manually or automatically, on the AcCell stage and is read by the bar code reader to ensure that proper patient data is displayed on the computer monitor for cytotechnologist review. The slide is then automatically moved under the microscope, and the microscope is power-focused by the cytotechnologist. The AcCell 2000 automatically moves the stage under the microscope in a pattern and at a speed selected by the cytotechnologist that the cytotechnologist can override at any time. As the slide is moved under the microscope, the cytotechnologist records into the system's memory the exact coordinates of abnormal cells by clicking a button on the stage-control mouse. At the conclusion of the review, selected abnormal cells are automatically marked by the dotter with a small physical dot on the slide so that they may be relocated easily for further manual review. The AcCell 2000 will record a complete analysis only after 100% of the slide has been scanned or a sufficient number of abnormal cells have been located to designate the slide as potentially positive. Typically, review of a single slide takes five to seven minutes using the AcCell 2000.

      After completing review of the slide, the cytotechnologist selects the appropriate diagnosis from a table in the data management system. The data management system records all aspects of the Pap smear screening and saves the information for future review. The AcCell 2000 generates management reports, records the exact location of marked cells for a given specimen, digitally stores relevant information and provides full documentation for laboratory quality control and regulatory compliance. The Company believes that by providing a variety of automated features and a comprehensive data management system, the AcCell 2000 has the potential to reduce the risk of human slide reading and administrative error.

      To extend the functionality of the AcCell 2000, several system configuration options are available, and multiple workstations can be networked together within a laboratory. The MacroVision(TM), a proprietary image enhancement system, can be attached to the AcCell platform in order to allow a cytotechnologist to view on a monitor the specimen being reviewed under the microscope. The Company is currently developing proprietary telepathology software which, if developed, would enable the AcCell workstation to be operated remotely using the Company's MacroVision product.

      Although the Pap smear test is the largest volume cytology test, the cytopathology laboratory routinely conducts other tests based on samples from numerous organs and areas of the body, all of which require precision microscopy and careful management of data to be effectively implemented. The Company is currently developing products for these applications by combining its AcCell technology with proprietary technology licensed from Oncometrics for use in connection with the analysis of these tests in a manner similar to that of Pap smear tests.

         THE TRACCELL 2000. The TracCell 2000 is a pre-screening, mapping and slide handling product designed to identify and create a computerized map of empty space and certain non-clinically relevant areas on the slide and thereby reduce the amount of matter on the specimen that must be reviewed by the cytotechnologist using the AcCell 2000. Much of the material contained in a Pap smear specimen is not clinically relevant to cervical cancer screening. In addition to human cells, a typical Pap smear slide contains a certain amount of vacant space, blood, mucus and other non-clinically relevant material. Currently, the cytotechnologist is required to review all portions of the slide, including those portions that are not relevant to diagnosis, because there is no basis upon which to distinguish such material until it is reviewed manually under the microscope.

      The TracCell 2000 is designed to first evaluate whether a sample is properly stained and has sufficient material to be statistically significant. The TracCell 2000 then automatically pre-screens the slide to locate and create a computerized map of empty space and certain non-clinically relevant material. In tests conducted by the Company, it has been demonstrated that the TracCell 2000 can eliminate from 15% to 50% of the slide area to be reviewed. As a result, the Company believes that the

TracCell 2000 has the potential to reduce the time needed to evaluate specimens and allow the cytotechnologist to focus on more thoroughly evaluating potential abnormalities.

      The TracCell 2000 is designed to be used before the slide is reviewed using the AcCell 2001. A single TracCell 2000 is designed to support up to five AcCell 2001 instruments based on normal laboratory usage. The TracCell 2000 creates a pre-screening pattern for the slide based on the computerized map, which is used by the AcCell 2001 to automatically move the slide to the relevant area and automatically focus the microscope during the cytotechnologist's review. If the cytotechnologist wants to alter the pre-screened sequence, he or she can override the system for a particular slide. Regardless of whether the cytotechnologist chooses to override the prescribed sequence, the system is designed to facilitate and document 100% review of the slide. The TracCell 2000, if cleared by the FDA or other applicable regulatory authorities for marketing, will be marketed with software for which the laboratory will pay a software license fee to review a predetermined number of slides. There can be no assurance that the FDA or other applicable regulatory authorities will clear the TracCell 2000 or that the TracCell 2000 will be successfully marketed.

         THE TRACCELL 2500. The Company is developing a second generation specimen pre-screening and slide mapping product, the TracCell 2500, to further automate the mapping process. The TracCell 2500, if successfully developed, will eliminate not only empty space, debris and other material eliminated by the TracCell 2000, but will also eliminate certain normal cellular material. The Company believes, based on preliminary studies it has conducted, that the technology embodied in the TracCell 2500 may be capable of further reducing the portion of the specimen required to be reviewed by the cytotechnologist. Further testing and development and additional resources are necessary to determine whether a commercially viable TracCell 2500 instrument can be developed. Development of the TracCell 2500 is subject to all of the risks associated with the development of new products based on innovative technologies and new software, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such products. There can be no assurance that the Company will successfully develop the TracCell 2500, that the TracCell 2500 will be cleared or approved for marketing by the FDA or other applicable regulatory authorities, or that the TracCell 2500 will be successfully marketed.

         CYTOPATHOLOGY EDUCATIONAL AND TRAINING PRODUCTS. The Company has recently developed the MacroVision feature, a specially modified AcCell product for on-screen specimen review. This system can also be used by teaching institutions and laboratories to provide hands-on cytotechnology training through a single microscope. Cytotechnologists are required by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") to attain and maintain minimum standards of competence, and cytology laboratories are charged with ensuring that their cytology professionals meet such competency standards through continuing training and testing. Current training and testing involve the use of multiple microscopes or specialized microscopes equipped with multiple eyepieces which are difficult to use. Using the MacroVision feature, the teacher or trainer can display the specimen being reviewed on one or more computer monitors. The monitor can be viewed directly by the students or can be linked with other computers and monitors to provide remote or even off-site viewing. For testing purposes, AccuMed is also developing a glass slide Proficiency Testing Station that provides automated scoring of the screener's locator and identification skills on user defined test slide sets.

      In addition, the Company is developing the Relational Cytopathology Reference Guide (the "Reference Guide"), a library of electronically stored, digitized cell images. The Reference Guide may be used in training to allow students to analyze typical and atypical specimens as slides are being reviewed. In the clinical laboratory, the Reference Guide is being designed to provide a reference database to assist the cytotechnologist and cytopathologist in Pap smear analysis. Each of the Company's educational products is being designed to record and document continuing education activity to assist in compliance with CLIA requirements.

BUSINESS OF ONCOMETRICS

         Oncometrics is developing a proprietary high resolution image cytometer that uses a solid state microscope, a high resolution digital camera, proprietary image analysis software and high speed computer processors to capture and analyze cell images from a microscope slide that has been stained using Oncometrics' proprietary staining method. Prototypes of the Oncometrics instrument have been developed that are capable of isolating small variations in cell nucleus DNA, which assists the cytotechnologist in detecting lung cancer in an early stage of development. Because the presence of cancer cells can cause changes in the nuclear DNA of normal cells, in some cases the Oncometrics instrument can detect cancer even in the absence of cells with visibly detectable disease.

      Oncometrics has demonstrated the feasibility of its technology as it applies to the detection of early cancer in lung mucus. Oncometrics believes that its technology may be potentially applied to other types of cancer, such as cervical cancer.

      Oncometrics is currently testing several prototypes of its instrument with scientists and cancer research institutions. There can be no assurance that Oncometrics or the Company will successfully develop this instrument for lung or cervical or other cancer applications or, if developed, that this instrument will be approved for marketing by the FDA or other applicable regulatory authorities or that it will be successfully marketed.

CYTOPATHOLOGY SALES AND MARKETING

      Pap smear screening is performed in approximately 4,500 laboratories in the United States. The Company is currently marketing the AcCell 2000 workstations to the clinical laboratory market, primarily in the United States. In order to expand its markets, the Company is implementing a dual-track marketing strategy pursuant to which it intends to enter into distribution arrangements with major market participants, as well as establish a direct marketing group to support the marketing activities of its distribution partners. The Company intends to tailor its marketing strategy by region and country as appropriate to address significant differences among such markets.

      The AcCell 2000 is distributed in the Olympus Territory by Olympus America pursuant to an exclusive agreement entered into in May 1996. The Company currently has ten personnel dedicated to sales, marketing and client services relating to the Company's cytopathology products.

      Olympus America is a leading supplier of precision microscopes to the cytology market in the United States and throughout the Olympus Territory. The Olympus Agreement grants to Olympus

America exclusive third party distribution rights to the AcCell 2000 and the TracCell 2000, if cleared for marketing by the FDA and other applicable regulatory authorities, in the Olympus Territory through May 1999. The AcCell 2000 products have been incorporated with the Olympus microscope and are marketed under and labeled with the Olympus America and AcCell names. The TracCell 2000, if cleared for marketing by the FDA and other applicable regulatory authorities, is also expected to be incorporated with the Olympus microscope and to be similarly marketed and labeled. The Olympus Agreement permits the Company to conduct direct sales efforts in the Olympus Territory and direct or indirect sales efforts throughout the world. Olympus America is required to purchase specified minimum units of AcCell workstations in each year of the term, although direct sales by the Company in the Olympus Territory can be used to satisfy the minimum purchase obligation. Olympus America has a right of first refusal to distribute in the Olympus Territory certain additional cytopathology products that may be developed by AccuMed. The Company's direct sales staff has worked in concert to train the Olympus America sales team and to support their efforts at industry trade shows and conventions, and are compensated directly by Olympus America for providing training and installation support for the distributed products.

      On January 9, 1997, the Company entered into a letter of intent with Leica Mikroskopie System GmbH of Germany ("Leica") whereby Leica and the Company agreed to enter into a definitive agreement on or prior to March 31, 1997 (which has been mutually extended to April 30, 1997), whereby upon execution, Leica will distribute, if cleared for manufacturing by the FDA and all applicable regulatory authorities, the Company's AcCell and TracCell product line in all of Europe, Asia and other significant world markets. Pursuant to the letter of intent, the Company and Leica began planning joint marketing distribution efforts in January 1997 to develop a sales and marketing plan. Leica and the Company will also attempt to develop products that combine proprietary technology from both companies relating to cytopathology. The definitive agreement between the Company and Leica is expected to be for a five year term and establish minimum annual quantities of products to be purchased from the Company by Leica. Consummation of the proposed transactions with Leica are conditioned on negotiation and execution of a definitive agreement by April 30, 1997 and there can be no assurance that a definitive agreement will be executed.

MICROBIOLOGY

      The Company develops, manufactures and markets in vitro diagnostic manual and automated tests for the clinical laboratory, veterinary and pharmaceutical markets. In March 1997, the Company acquired and began offering the ESP Culture System II product line consisting of disposables, software and instruments for the growth and detection of microorganisms in blood cultures, sterile body fluids and mycobacteria samples. The Company also offers the microbiology laboratory a variety of FDA-cleared products, under the trade name Sensititre, for identifying bacteria suspected of causing infections and measuring the susceptibility of such bacteria to different types and concentrations of antibiotics. In September 1996, the Company entered into an agreement (the "Fisher Agreement") with Fisher whereby Fisher has been granted exclusive rights to distribute the Company's Sensititre product line in the United States.

      AccuMed's microbiology products include a series of disposable test kits and a range of automated instruments. The Company also markets alamarBlue, a proprietary, non-toxic indicator reagent that measures cell growth for in vitro testing. The Company is conducting research and development of the KB Reader, an automated instrument designed to read the results of a Kirby-Bauer method susceptibility test. The Company is also conducting research and development of the FluoreTone, a diagnostic microbiology test panel and an automated reading instrument. There can be no assurance that any such products will be successfully developed, that such products will be cleared or approved for marketing by the FDA or other applicable regulatory authorities, or that such products will be successfully marketed.

MICROBIOLOGY PRODUCTS

      ESP PRODUCT LINE. On March 3, 1997, AccuMed acquired from Difco, certain assets (the "ESP Assets") and liabilities related to the ESP Culture System II product line (the "ESP Product Line") including certain agreements with customers, purchase orders, and patents, trademarks, trade secrets and other intellectual property relating to the ESP Product Line (together with the ESP Product Line, the "ESP Business") for an aggregate purchase price of $6.0 million in cash pursuant to the terms of the Asset Purchase Agreement dated as of March 3, 1997 (the "ESP Asset Purchase Agreement"). The ESP Product Line consists of disposables, software and instruments for the growth and detection of microorganisms in blood cultures, sterile body fluids and mycobacteria samples.

      The ESP Culture System II is an instrument that automates the process of detecting the growth of microorganisms in blood, sterile body fluids, and mycobacteria samples. Bottles containing proprietary media are injected with patient specimens, such as blood. The bottles are then loaded into the instrument. The ESP Culture System II is available in three configurations containing 128, 256 or 384 sensors per unit. Each sensor monitors one sample. Bottles containing samples are monitored by the instrument every 12 to 24 minutes and data points are collected for each test location within the system. The sensors or pressure transducers that continuously monitor gas changes caused by microorganisms growing in the sterile testing bottles. Detection is based on a direct measurement of organism metabolism or pressure change. An internal algorithm then analyzes this change and determines when growth occurs in the sample. The majority of microorganisms are detected within 30 minutes to five days. Samples testing for the growth of mycobacteria are monitored for six to eight weeks.

         SENSITITRE. Sensititre, which was acquired by the Company in 1995, first began offering MIC/ID products over 15 years ago. Sensititre was one of the first companies to introduce a range of systems for MIC/ID testing utilizing microwell panel technology. The Sensititre products incorporate a range of accessories including substrate strips, dosing heads, broths, and test panels for both susceptibility and identification applications. The Sensititre panels have significant advantages over competitors, including a two-year shelf life and the ability to be stored at room temperature. The Sensititre product line also includes four automated instruments, each of which uses compatible technologies, and allows customers to upgrade without replacing the entire system. The AutoReader(TM) is a microprocessor-based fluorimeter designed to automatically and rapidly measure intensity levels of fluorescence from MIC/ID testing panels. ARIS(TM) is a fully automated panel handling, incubating and reading instrument that offers robotic processing of testing plates. SensiTouch(TM) is a device that guides the user through the manual reading of Sensititre susceptibility test panels and transmits the data to a host computer. The AutoInoculator(TM) is a rapid microprocessor-controlled dispensing instrument designed to automatically deliver the proper amount of the patient's specimen to a Sensititre test panel. The Company also offers the Sensititre Automated Microbiology System, which is a sophisticated data management system that provides a wide range of data tracking and reporting capabilities.

         ALAMARBLUE. The Company manufactures and markets alamarBlue, a proprietary, non-toxic, water-soluble indicator reagent that measures cell growth for in vitro testing. alamarBlue has applications in biological research, bacteria testing, toxicity testing for consumer products, and pharmaceutical and therapeutic research. For example, companies that produce consumer products such as soaps, shampoos, lotions or cosmetics can conduct in vitro cell culture toxicity tests in lieu of live animal testing. The Company has marketed a series of MIC/ID panel tests using alamarBlue under the trade name Alamar.

      In December 1996, the Company entered into a Manufacturing and License Agreement with Salcom S.r.l. ("Salcom") pursuant to which Salcom has been granted certain exclusive rights in and to technology and related trade secrets, know-how and patent rights relating to alamarBlue (the "Licensed Technology") to manufacture and distribute the Company's alamarBlue microbiology products in parts of Europe and Japan. In Japan, however, Salcom is only granted the right to sell these products to AMCO Incorporated ("AMCO"), the Company's distributor in Japan. Pursuant to the agreement, Salcom is obligated to pay the Company $150,000 in two equal payments, the first of which is due on February 1, 1998 and the second of which is due on February 1, 1999. The agreement permits the Company to continue to use the Licensed Technology and to sublicense the Licensed Technology. Salcom is obligated to pay royalties to the Company on net sales of any product which encompasses or incorporates the Licensed Technology until September 30, 1999, subject to certain conditions and restrictions.

      In October 1995, the Company entered into the Becton Agreement pursuant to which Becton has rights in and to the Licensed Technology for the production and sale of disposable anti-microbial testing panels. The worldwide license is exclusive to Becton for certain applications in the microbiology market; however, the license permits the Company to continue to exploit the Licensed Technology, subject to certain restrictions on the Company's ability to sublicense the Licensed Technology or to engage in significant transactions with substantial competitors of Becton. Becton is obligated to pay royalties on net sales of any product which encompasses or incorporates the Licensed Technology for five years following the first commercial use of the Licensed Technology, subject to certain conditions and restrictions, and Becton has paid the Company a total of $3.5 million, which includes $500,000 creditable against future royalties. To the Company's knowledge, as of the date of this Report, Becton has not produced or sold any products incorporating the Licensed Technology.

         KB READER. In February 1996, the Company entered into a license and distribution agreement with Biokit, S.A., Barcelona, Spain, to develop a low cost KB Reader designed to read automatically the results of a Kirby-Bauer method susceptibility test. Currently, most laboratories interpret the results of a disk diffusion test visually and manually enter the test result. The Company has licensed from Biokit, S.A. certain software algorithms that are intended to be integrated into the hardware being developed by the Company. The Company has developed a prototype KB Reader and expects to begin clinical trials some time during 1997. The Company has an exclusive worldwide license to manufacture and market the KB Reader, except that Biokit, S.A. has exclusive rights to market the KB Reader in Italy and may also market the KB Reader in any country in which the Company does not at such time directly or indirectly market the KB Reader. Development of the KB Reader is subject to all of the risks associated with the development of new products based on innovative technologies and new software, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such products. Consequently, there can be no assurance that the KB Reader will be successfully developed, that the KB Reader will be cleared for marketing by the FDA or other applicable regulatory authorities or that the KB Reader will be successfully marketed.

         FLUORETONE. The Company is conducting research and development of the FluoreTone, a diagnostic microbiology test panel and an automated reading instrument. Development of the FluoreTone is subject to all of the risks associated with the development of new products based on innovative technologies and new software, including unanticipated technical or other problems and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such products. Consequently, there can be no assurance that the FluoreTone will be successfully developed, that the FluoreTone will be cleared or approved for marketing by the FDA or other applicable regulatory authorities or that the FluoreTone will be successfully marketed.

MICROBIOLOGY SALES AND MARKETING

      The Company's Sensititre products are marketed in the pharmaceutical, veterinary laboratory and clinical/hospital reference laboratory markets. The Company's Sensititre human clinical microbiology products are distributed in the United States pursuant to the Fisher Agreement entered into with Fisher in September 1996. The Fisher Agreement grants to Fisher exclusive rights to distribute the Company's Sensititre human clinical microbiology products in the United States. The Fisher Agreement contains no minimum purchase obligation. The Company provides training and technical support to the sales personnel and customers of Fisher. The Fisher Agreement expires on December 31, 2000; however, it may be terminated without cause by either party upon six months' prior written notice. The Company markets alamarBlue directly to industrial and research customers, including the biotechnology industry. Prior to execution of the Fisher Agreement, the Company marketed its microbiology products in the United States through a seven-person direct sales staff and in certain foreign countries through exclusive diagnostic manufacturers and distributors; such direct sales staff is currently 14 persons. Most sales to the veterinary market are through direct sales. alamarBlue is being marketed by the Company, primarily to industrial and research customers, directly through advertising and trade shows.

COMPETITION

      The Company believes that the principal competitive factors in the market for both cytopathology and microbiology products include functionality and product features, effectiveness of the product in standard medical practice, the cost of the product to the laboratory and the demonstrated cost/benefit justification for purchasing new products. The Company believes that it is also important to provide products that enhance and assist standard practice rather than products that require completely new practices.

The Company's AcCell 2000 currently faces and the TracCell 2000, if successfully developed and cleared for marketing by the FDA and other applicable regulatory authorities, will face competition from companies that have developed or may be developing competing systems. The Company believes that many of the Company's existing and potential competitors possess substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. The Company is aware of two companies that currently market imaging systems to re-examine or rescreen conventional Pap smear specimens previously diagnosed as negative as well as two companies that are developing devices for the preparation and analysis of Pap smear slides. The Company is aware that at least one such company has submitted an imaging system for use as a primary means of screening Pap smear slides under a pre-market approval application (a "PMA"). Another company markets a manual rescreening test claimed to detect the presence of cervical cancer using reagents to detect certain RNA/DNA hybrid cells. If any company currently marketing rescreening products receives FDA clearance or approval for use of its product as a primary screening system to replace or work in conjunction with conventional Pap smear screening or if automated analysis systems are developed and receive FDA clearance or approval, the use of conventional Pap smear screening could be substantially affected and the Company's business, financial condition and results of operations would be materially adversely affected.

      The market for the Company's current and, if developed, proposed microbiology products is highly competitive, and the Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, technical, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of manual and/or automated in vitro diagnostic testing products. A significant portion of the MIC/ID testing market in the United States is controlled by Dade MicroScan and bioMerieux Vitek. These companies market a range of medically related products and have resources far greater than those of the Company. Difco Laboratories Incorporated has been issued a U.S. patent covering technology related to the alamarBlue technology covered in one of the Company's patents. There can be no assurance that Difco, which has substantially greater resources and experience in research, development, manufacturing and marketing than the Company, will not use its patented technology to develop products that will compete directly with the Company's microbiology products.

      The medical diagnostics industry is characterized by rapid product development and technological advances. The Company expects its competitors to continue to attempt to improve the design and performance of their current products and to introduce new systems and processes with improved price/performance characteristics. There can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently available or under development, or that other companies with expertise and resources that would encourage them to attempt to develop and market competitive products will not develop new products that compete directly with the Company's products. The Company's products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, technological advances of the Company's current or potential competitors, or by other approaches. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technology, will not have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

      The Company assembles and tests its cytopathology products at its Chicago manufacturing facility. The Company's microbiology products are manufactured at the Company's FDA Good Manufacturing Practice ("GMP") approved manufacturing facility in England. The Company has entered into an agreement with Salcom pursuant to which Salcom will manufacture the Company's Alamar microbiology products, other than alamarBlue. The Company has purchased and modified the stage-control mouse for use with the AcCell 2000 but is currently developing a proprietary stage-control mouse which it expects to manufacture along with the AcCell 2000. The Company has only recently begun to scale up its manufacturing capacity for the AcCell 2000. The Company is currently developing the manufacturing processes for the TracCell 2000. There can be no assurance that the Company will be able to sell sufficient numbers of systems or develop volume manufacturing processes that will lead to the cost-effective manufacture of the AcCell 2000 or the TracCell 2000.

         Among the ESP Assets acquired from Difco are certain pieces of manufacturing equipment which had been used by affiliates of Difco to manufacture the disposable bottles which comprise part of the ESP Product Line. The Company intends to continue to use such equipment to manufacture, directly or through a third-party manufacturer, such disposable bottles. (Concurrent with entering into the ESP Asset Purchase Agreement, the Company entered into a Manufacturing Agreement with affiliates of Difco pursuant to which such affiliates will manufacture such disposable bottles, using such equipment, for the Company for a period of two years.) Other of the ESP Assets include molds, robotics and conveyor equipment used to manufacture a component for the instruments which comprise part of the ESP Product Line. Such assets are located at the facilities of a third party manufacturer. The Company intends that such assets will continued to be used to manufacture such component, either directly by the Company or through a third party.

      Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single-source vendors. Although the Company believes that alternative sources for such components and raw materials are available, any supply interruption in a single-sourced component or raw material would have a material adverse effect on the Company's ability to manufacture products until a new source of supply were qualified. There can be no assurance that the Company would be successful in qualifying additional sources on a timely basis, if ever, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or a supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products.

RESEARCH AND DEVELOPMENT

      The Company's research and development efforts are focused on introducing new products as well as enhancement of its existing products. The Company believes that a commitment to research and development is critical to its ability to achieve its strategic plan. During the fiscal year ended September 30, 1995, the three month transition period ended December 31, 1995 and the fiscal year ended December 31, 1996, the amounts recorded for research and development were approximately $387,000, $32,000 and $3.1 million, respectively. Additional amounts recorded for the three month transition period ended December 31, 1995 and the fiscal year ended December 31, 1996, of approximately $4.0 million and $6.0 million, respectively, reflect certain significant non-cash charges against operations representing the write-off of in-process research and development acquired in connection with the Merger, the acquisition of RADCO, and the acquisition of the two-thirds equity interest in Oncometrics.

INTELLECTUAL PROPERTY

      The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, trade secrets, know-how and proprietary technology and policies and procedures for maintaining the secrecy of trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. The Company has been issued a Great Britain patent and has filed or been assigned ten U.S. patent applications (one of which has been abandoned) and eight foreign patent applications covering certain aspects of its cytopathology products. The Company has been issued two U.S. patents and has filed or been assigned two U.S. patent applications, one Japanese patent application and one Canadian patent application related to its microbiology products. Additional U.S. and foreign patent applications covering the Company's cytopathology products are being prepared. The Company has been assigned one U.S. patent related to the ESP Product Line and one U.S. and two European patent applications related to such issued patent, as well as an additional U.S. patent application relating to the ESP Product Line. The Company holds certain licenses on several U.S. and foreign patents and other intellectual property rights regarding aspects of the technology embodied in the Sensititre product line and is the licensee of certain automated cell analysis technology. The Company holds a U.S. patent and has received a notice of intent to grant a related European patent with respect to a portion of the alamarBlue microbiology technology.

      None of the Company's pending patent applications have been granted as of the date of this Report, and there can be no assurance that any such patent application will result in an issued patent. The Company may, in the future, file additional patent applications; however, there can be no assurance that the Company will be successful in obtaining approval of any future patent applications it files with respect to its technologies. In addition, since patent applications in the United States are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that the Company or other relevant patent application filer was the first creator of inventions covered by pending patent applications or that such persons were the first to file patent applications for such inventions.

      There also can be no assurance that any patents, patent applications and patent licenses will adequately cover the Company's technologies. Protections relating to portions of such technologies may be challenged or circumvented by competitors, and other portions may be in the public domain or protectable only under state trade secret laws.

      The Company owns two U.S. trademark registrations for the trademark "Sensititre," and owns "ESP," "EZ DRAW," and "EZ VIEW," and has filed U.S. trademark applications for the trademarks "AcCell," "MacCell," "FluoreTone," "INSIGHT," "SpeciFind," "Relational Cytopathology Review Guide," "MacroVision" and "TracCell" and is currently preparing one more trademark application for filing. The Company may file additional U.S. and foreign trademark applications in the future. However, no trademark registrations have yet been granted to the Company, and there can be no assurance that any such registrations will be granted. In addition, there can be no assurance that third parties have not or will not adopt or register marks that are the same or substantially similar to those of the Company, or that such third parties will not be entitled to use such marks to the exclusion of the Company. Selecting new trademarks to resolve such situations could involve significant costs, including the loss of goodwill already gained by the marks previously used.

      The Company relies for protection of its trade secrets, know-how and proprietary technology on nondisclosure and confidentiality agreements with its employees, consultants, distributors, suppliers, researchers and advisors. There can be no assurance that such agreements will provide meaningful protection for the Company's trade secrets, know-how or proprietary technology in the event of any unauthorized use or disclosure of such information. In addition, others may obtain access to, or independently develop, technologies or know-how similar to that of the Company.

      There can be no assurance that the Company's patents, patent applications, patent licenses, trademarks and trade secret protections will adequately protect the Company from potential infringement or misappropriation by third parties. Historically, the Company has been required to undertake costly litigation to enforce its intellectual property rights. Although the Company is not currently aware of any potential infringement, future litigation by the Company may be necessary to enforce its patent rights, as well as to protect its trade secrets, know-how and proprietary technology, or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost to and diversion of effort by the Company.

      The Company's success will also depend on its ability to avoid infringement of patent or other proprietary rights of others. The Company is not aware that it is infringing any such rights of a third party, nor is it aware of proprietary rights of others for which it will be required to obtain a license in order to develop its products. However, there can be no assurance that the Company is not infringing the proprietary rights of others, or that the Company will not be required to defend itself against claimed infringement of the rights of others. Adverse determinations in any such litigation could subject the Company to significant liability to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using certain of its products or technologies, any of which could have a material adverse effect on the Company.

GOVERNMENT REGULATION

      The Company's products and manufacturing processes are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries. Failure to comply with the FD&C Act and any applicable regulatory requirements can result in, among other things, civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions.

      United States regulatory requirements promulgated under the FD&C Act provide that many of the Company's products may not be shipped in interstate commerce without prior authorization from the FDA. Such authorization is based on a review by the FDA of the product's safety and effectiveness for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Notification or a PMA. The process of obtaining marketing clearance from the FDA and other applicable regulatory authorities can be expensive, uncertain and time consuming, frequently requiring several years from the commencement of clinical trials or submission of data to the receipt of regulatory approval.

      A 510(k) Notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to existing products that are currently permitted to be marketed. An applicant is permitted to begin marketing a product as to which it has submitted a 510(k) Notification at such time as the FDA issues a written finding of substantial equivalence. Requests for additional information may delay the market introduction of certain of an applicant's products and, in practice, initial clearance of products often takes substantially longer than the FDA pre-market notification review period of 90 days. The Company has completed clinical trials of the TracCell 2000 and in November 1996 filed a 510(k) Notification with the FDA with respect to the TracCell 2000.

      A PMA consists of the submission to the FDA of information sufficient to establish independently that a device is safe and effective for its intended use. A PMA must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. By statute, the FDA is required to respond to a PMA within 180 days from the date of its submission; however, the approval process usually takes substantially longer, often as long as several years. During the review period, the FDA may conduct extensive reviews of the Company's facilities, deliver multiple requests for additional information and clarifications and convene advisory panels to assist in its determination.

      FDA marketing clearances, if granted, may include significant limitations on the intended uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of cleared or approved medical devices for non-approved or "off-label" uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing.

      Under current interpretation of FDA regulations, marketing of the AcCell 2000 in the United States does not require FDA marketing clearance. Marketing of the TracCell 2000 in the United States, however, does require pre-marketing clearance by the FDA. The Company has completed clinical trials of the TracCell 2000 and in November 1996 filed a 510(k) Notification with the FDA with respect to the TracCell 2000. There can be no assurance that FDA will clear the TracCell 2000 for marketing in the United States on a timely basis, if ever.

         Under current interpretation of FDA regulations, marketing of the Company's MIC/ID microbiology products in the United States requires FDA marketing clearance through the 510(k) Notification process. With respect to the Company's MIC/ID testing products, 510(k) Notifications must be filed and cleared with respect to each antibiotic used. The Company may submit applications to add individual antibiotics to those previously cleared as the market warrants. However, there can be no assurance that clearances will continue to be obtained or that obtained clearances will not be withdrawn.

      At the current time, alamarBlue is marketed for use in the industrial and research markets and therefore does not require FDA marketing clearance. The FDA could change its interpretation of the regulations and require a 510(k) Notification or PMA submission which, if pursued, may not be cleared, and may contain certain significant limitations on the intended uses for which the product is marketed.

      Marketing in the United States of the Company's products under development may require additional FDA clearances. For example, the Company's proposed automated pre-screening, specimen mapping workstation, the TracCell 2500, if developed, may not be sold in the United States unless and until the Company has obtained FDA marketing clearance, either through a 510(k) Notification or a PMA. In addition, marketing of the Company's proposed KB Reader and other proposed microbiology products, if developed, is likely to require FDA clearance through 510(k) Notifications. The Company is currently conducting research and development with respect to such products and has not yet begun clinical trials. There can be no assurance that any such products will be developed or, if developed, that such products will be cleared for marketing by the FDA or other applicable regulatory authorities or, if such clearance is received, that such marketing clearance will not be withdrawn.

      Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance generally are subject to both FDA certificate for product for export regulations and, in some cases, general U.S. export regulations. In order to obtain a FDA export permit, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located. No assurance can be given that foreign regulatory clearances will be granted on a timely basis, if ever, or that the Company will not be required to incur significant costs in obtaining or maintaining its foreign regulatory clearances.

      The Company intends to seek ISO 9001 qualification, an international manufacturing quality standard, and is seeking the "CE" mark for the AcCell 2000 and proposed products. The CE mark is recognized by countries that are members of the European Union and the European Free Trade Association and will be required to be affixed to all medical devices sold in the European Union. The AcCell 2000 is expected to be certified as complying with CE mark requirements upon completion of the CE mark qualification process which is underway; however, no assurance can be given that the Company will obtain the CE mark for the AcCell 2000 or any proposed products or satisfy ISO 9001 standards, or that any product that the Company may develop or commercialize will obtain the CE mark or will obtain any other required regulatory clearance or approval on a timely basis, if ever.

      The Company is subject to certain FDA registration, record-keeping and reporting requirements, and certain of the Company's manufacturing facilities are obligated to follow FDA GMP Quality System Regulation and are subject to periodic FDA inspection. Any failure to comply with GMP Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

      In July 1996, the Company received from the FDA a warning letter regarding certain procedures used in connection with the manufacture of its microbiology products at the Sensititre facility in the United Kingdom. In such letter, the FDA stated that the Company manufactured sterile products at such facility and was not in compliance with GMP regulations relating to the manufacture of sterile products. On August 7, 1996, the Company submitted a written response to the FDA asserting that the products manufactured at the Sensititre facility are not sterile. The FDA has acknowledged in writing that the products are not represented as sterile and accepted the Company's GMP Quality System Regulation responses as adequate. The FDA has indicated that it will verify the Company's implementation during its next inspection and that import of the Company's devices will be permitted to continue.

      Federal, state and foreign regulations regarding the manufacture and sale of healthcare products and diagnostic devices are subject to future change.
The Company cannot predict what material impact, if any, such changes might have on its business. Future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Such changes may relax certain requirements, which could prove beneficial to the Company's competitors and thus adversely affect the Company's business. In addition, regulations of the FDA, including GMP Quality System Regulation, and state and foreign laws and regulations, depend heavily on administrative interpretations, and there can be no assurance that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect the Company.

      In addition to the regulations directly pertaining to the Company and its products, many of the Company's existing and potential customers are subject to extensive regulation and governmental oversight. Regulatory changes in the healthcare industry that adversely affect the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      There can be no assurance that the Company will be able to obtain necessary regulatory clearances in the United States or internationally on a timely basis, if ever. Delays in the receipt of, or failure to receive, such clearances, the loss of previously received listings or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of March 26, 1997, the Company had a total of 170 full-time employees. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company currently leases (i) a 5,088 square foot facility at 900 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004, and (ii) an additional 3,110 square foot facility located at 920 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004, each subject to renewal by the Company. The Company's executive offices were relocated to the 900 North Franklin Street facility in July 1996. Collectively, the Company's Chicago, Illinois facilities also house its research and development facilities, an engineering laboratory and cytopathology product assembly facilities.

      The Company also leases a 10,980 square foot facility in Westlake, Ohio, pursuant to a five year lease expiring April 1, 2000 which is renewable by the Company. The Company also leases a portion of a certain research and development facility from an affiliate of Difco located in Ann Arbor, Michigan for a minimum of a six month period beginning March 3, 1997 for microbiology research and development pursuant to the Transition Services and Facilities Agreement between the Company and such Difco affiliate. Sensititre leases an 18,000 square foot microbiology manufacturing facility in East Grinstead, West Sussex, England, pursuant to a lease expiring in 2009.

      The Company is currently seeking additional leased facilities to expand its manufacturing operations and executive offices, and believes that additional suitable space is likely to be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not currently a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ACMI." On March 26, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $3.88 per share. The table below sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market. At March 26, 1997, the Company had approximately 286 stockholders of record.

                                                                     High       Low
                                                                     ----       ---
1995 FISCAL YEAR
         First Quarter                                              $1.75      $0.31
         Second Quarter                                              1.75       0.50

         Third Quarter                                               1.50       0.81

         Fourth Quarter                                              1.50       0.75


TRANSITION PERIOD (1)
         October 1, 1995 through December 31, 1995                  $1.69      $1.00

1996 FISCAL YEAR (1)
         First Quarter                                              $6.25      $1.06
         Second Quarter                                              9.38       4.88

         Third Quarter                                               7.00       4.16

         Fourth Quarter                                              5.06       2.25


1997 FISCAL YEAR
         First Quarter (through March 26, 1997)                      4.44       2.62
--------------------

(1) On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31.

        (b) Holders. As of March 26, 1997, the Company had approximately 286 record holders and estimates that there were approximately 1,250 beneficial owners of Common Stock.

        (c) Dividends. The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Effective December 29, 1995, AccuMed, Inc. was merged with and into the Company. The results of operations reflected in the Company's consolidated statement of operations for 1996 include the operations of the two merged businesses, whereas results of operations from prior periods and years reflect the operations and sales of the Alamar microbiology product line only. The historical results of operations of the Company presented herein are not necessarily indicative of future results of operations of the Company.

        The Merger has been accounted for as a purchase, which resulted in certain charges. The value of the securities not subject to contingencies issued by the Company upon consummation of the Merger exceeded the value of the assets acquired by $6.6 million. At December 31, 1995, $4.0 million of such amount was allocated to acquired in-process research and development and written off immediately as a non-cash charge against operations. The remaining $2.6 million was recorded as purchased technology and is being amortized over ten years beginning December 31, 1995. Certain of the securities issued by the Company upon consummation of the Merger were subject to forfeiture if specified earnings per share or stock price performance goals were not met following the Merger. During the quarter ended March 31, 1996, the contingencies were satisfied with respect to a portion of such securities having a then current fair market value of $5.4 million. Of such amount, $3.5 million was allocated to acquired in-process research and development and written off immediately as a non-cash charge against operations. The remaining $1.9 million was recorded as purchased technology and is being amortized over ten years beginning March 31, 1996. During the quarter ended March 31, 1997, specified contingencies applicable to the remaining 940,955 shares of Common Stock and warrants to purchase up to 63,472 shares of Common Stock issued in the Merger were met. Therefore, in accordance with the accounting treatment required with respect to the Merger transaction, an amount equal to the fair market value of such securities at the time such contingencies were satisfied was recorded as goodwill. Management believes that the profitability and cash flow generated by products being manufactured by the Company at the time of the Merger are not sufficient to provide adequate recoverability of this recorded higher level of goodwill as prescribed by the Company's accounting policies and, therefore, an impairment of said goodwill exists. As a result of this impairment the Company has written-off the recorded goodwill as a charge against operations during the first quarter of 1997.

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

      On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics for aggregate consideration of $4.0 million in cash. Of such consideration, $2.0 million was paid to Oncometrics' parent company, Xillix for outstanding Oncometrics stock and $2.0 million was paid to Oncometrics for newly issued Oncometrics stock.

On October 15, 1996, the Company also acquired all the outstanding RADCO Stock not already owned by the Company of RADCO and retired approximately $1.2 million in aggregate principal amount of RADCO Notes sold by RADCO to its initial investors at an aggregate cost to the Company of approximately $1.4 million in cash.

      Effective on November 15, 1996, RADCO, which became a wholly-owned subsidiary of the Company upon consummation of the RADCO Acquisition, was merged with and into the Company pursuant to a Merger Agreement between the Company and RADCO. At the effective time of the Merger, the Company assumed all the assets, rights and liabilities of RADCO which ceased to exist as a separate corporate entity.

        At December 31, 1996, the Company had an accumulated deficit of $27.2 million.

        On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 as Compared to the Year Ended September 30, 1995.

        Revenues. The Company's revenues for the year ended December 31, 1996 were $6.2 million compared to $515,000 for the year ended September 30, 1995. The increase in 1996 revenues is the result of sales of Microbiology Division products acquired by the Company as a result of the Merger, expansion of the microbiology sales base, and the initial commercial shipments of newly developed products of the Company's Cytopathology Division. These increases were offset somewhat by a decline in the sales of original Alamar microbiology products.

        Cost of Sales. Cost of sales increased to $4.0 million for the year ended December 31, 1996 from $1.4 million in the year ended September 30, 1995. The primary reason for the 1996 increase was the expansion in volume and type of products sold by the Company. In addition, the 1996 amount reflects costs related to the ramp-up of cytopathology instrument manufacturing and costs related to the transfer of manufacturing for certain Alamar microbiology products to a third party. Costs reflecting manufacturing capacity problems were reduced from 1995 levels.

        Operating Expenses. General and administrative expenses were $4.9 million for the year ended December 31, 1996 compared to $2.0 million for the year ended September 30, 1995. The current year increase is the result of an increase in administrative staff needed to manage a larger business, costs of consolidating staff and relocating operations, recognition of a non-cash charge related to the issuance of warrants to purchase Common Stock, and increased investor relations efforts.

        Research and development expenses increased to $3.1 million for the year ended December 31, 1996 from $387,000 for the year ended September 30, 1995. The increase reflects the reinstatement of an active research and development program which had been curtailed in 1995. Research programs covering newly acquired AccuMed microbiology and cytopathology products, were continued and expanded during 1996.

        Acquired research and development expenses for the year ended December 31, 1996 were $6.0 million. These expenses represent the write off of $3.5 million of in-process research and development which arose as a result of the Merger and an additional $2.5 million of in-process research and development which arose as a result of the acquisition of RADCO and the acquisition of the two-thirds interest in Oncometrics. There were no such expenses incurred in the year ended September 30, 1995.

        Sales and marketing expenses were $2.5 million for the year ended December 31, 1996 compared to $309,000 for the year ended September 30 1995. The primary reason for the increase was the expansion of the sales staffs for both the microbiology and cytopathology product lines, additional support technical support staff to service the new distribution relationships, and the establishment of a client services organization. The amounts for 1995 reflect the curtailment of selling efforts as the company sought to focus its resources in pursuing a patent infringement litigation.

        Other Income. The Company realized net other income in the amount of $2.7 million for the year ended December 31, 1996 compared to net other expenses of $52,000 for the year ended September 30, 1995. The primary reason for the increase was the full recognition of a licensing fee amounting to $3.5 million of which $1.5 million was received in 1995 subject to certain contingencies which were satisfied in 1996. The 1996 year amounts also reflect the $124,000 one-third minority interest share in the net operating loss of Oncometrics. The 1996 amounts were somewhat offset by an increase of $412,000 in interest expense for the period.

        Net Loss. The net loss for the year ended December 31, 1996 was $11.6 million or $0.68 per share on 16,975,000 weighted average shares outstanding, compared to a net loss for the year ended September 30,1995 of $3.8 million or $0.59 per share on 6,376,000 weighted average shares outstanding. The primary reason for the increase in the net loss was the write off of $6.0 million in acquired research and development costs and the increase in expenses related to the expansion of administration, sales and marketing and research and development necessary to support a larger growing business. These increased expenses were offset in part by the licensing fees received during the year.

Three Months Ended December 31, 1994 and 1995

        The three months ended December 31, 1995 represent the transition period resulting from the change in the Company's fiscal year end from September 30 to December 31. While revenues remained virtually unchanged, cost of sales increased from $227,000 in the 1994 quarter to $339,000 in the 1995 period. General and administrative costs increased substantially from $384,000 in the 1994 quarter to $1.4 million in the 1995 period, primarily due to (i) legal expenses related to subsequently resolved litigation, (ii) expenses of relocating the Company's operations, and (iii) payments to AccuMed, Inc. for its services pursuant to manufacturing, distribution and research and development agreements pending consummation of the Merger. Research and development expenses decreased from $151,000 in the 1994 quarter to $32,000 reflecting the continued curtailment of programs. Acquired research and development expenses for the 1995 period were $4.0 million which represented the write off of the on-process research and development arising from the Merger of AccuMed, Inc. into the Company in December 1995. Sales and marketing expenses decreased from $171,000 in the 1994 period to $7,000 in the 1995 period, as the sales and marketing activities were performed by AccuMed, Inc. prior to the Merger pursuant to a distribution agreement.

        The net loss increased from $846,000 for the 1994 period to $5.7 million for the 1995 period. The increase resulted primarily from a non-cash charge against operations relating to the write-off of in-process research and development acquired in connection with the Merger, and increased administrative expense. The net loss per share for the 1994 period was $0.17 compared to $0.49 for the 1995 period.

Fiscal Years Ended September 30, 1994 and 1995

        Revenues for the fiscal years ended September 30, 1994 and 1995 were $1.2 million and $515,000, respectively. Revenues in fiscal 1994 included approximately $473,000 of international instrument shipments and $92,000 of contract research, both of which were absent from the fiscal 1995 year and account for the decrease in revenues from fiscal 1994 to fiscal 1995. Cost of sales decreased from $1.5 million in fiscal 1994 and to $1.4 million in fiscal 1995. The cost of sales relative to revenues was higher in 1995 as compared to 1994 due to increased sales of instruments in 1994 which carry a higher margin as compared to the test panels to which the 1995 revenues related. General and administrative expenses increased from $1.2 million in fiscal 1994 to $2.1 million in fiscal 1995. The increase from fiscal 1994 to fiscal 1995 was primarily due to legal and accounting expenses related to the Merger and subsequently resolved litigation. Research and development expenses decreased from $580,000 in fiscal 1994 to $387,000 in fiscal 1995, primarily due to the suspension of virtually all research and development activities during the 1995 fiscal year. Sales and marketing expenses decreased from $960,000 in fiscal 1994 to $309,000 in fiscal 1995, due to suspension of virtually all of the Company's domestic sales and marketing efforts beginning in November 1994.

        The net loss increased from $3.1 million for fiscal 1994 to $3.8 million for fiscal 1995, primarily due to increased legal and administrative expenses associated with subsequently resolved litigation. The net loss per share decreased from $0.65 in 1994 to $0.59 in 1995, primarily due to increases in the weighted average shares outstanding offset in part by a lower net loss in fiscal 1994 compared to fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its initial public offering of securities consummated in October 1992 to fund its cash requirements through September 1996. Pursuant to the Becton Agreement, Becton paid to the Company $3.5 million in cash for use of the Licensed Technology, of which $1.5 million was received during 1995 and $2.0 million was received during the first quarter of 1996. Of such amount, $500,000 will be creditable against future royalty payments, if any, resulting from sales of products incorporating the Licensed Technology. To the Company's knowledge, as of the date of this Report, Becton has not produced or sold any products incorporating the Licensed Technology.

        In October 1996, the Company consummated an underwritten public offering of 3,000,000 shares of Common Stock for net proceeds of approximately $11.7 million (the "Underwritten Offering"). Of such proceeds, $4.0 million was used to fund the acquisition of the two-thirds interest in Oncometrics and $1.4 million was used to fund the RADCO Acquisition, including repayment of the RADCO Notes. Additional proceeds were expended to reduce past due payable balances, and to fund the initial expansion of the Company's cytopathology manufacturing facilities. The balance of such proceeds will be used for working capital and to fund on-going research and development programs.

        In March 1997, AccuMed acquired from Difco the ESP Assets relating to the ESP Product Line, consisting of accounts receivable, finished product inventories, production equipment, and a portfolio of rental instruments. The Company also assumed certain liabilities related to instrument warranties, contracted product studies, and vacation and incentive accrued liabilities for former Difco employees who were offered positions with the Company. The aggregate purchase price of $6.0 million in cash was funded from the proceeds of a loan (the "Bridge Loan") in the principal amount of $6.0 million made pursuant to a Loan Agreement dated as of February 19, 1997 among the Company and Robert L. Priddy and Edmund H. Shea, Jr. (collectively, the "Lender"), evidenced by a Convertible Promissory Note dated as of February 19, 1997 made by the Company in favor of the Lender. Interest on the indebtedness under the Bridge Loan accrued at a rate of 12% per annum payable at maturity. All amounts owed to the Lender by the Company pursuant to the Bridge Loan, including an aggregate of $130,000 representing the loan origination fee, interest and the prepayment premium were paid in full as of March 14, 1997 with a portion of the proceeds of a private placement of the Company's securities.

        On March 14, 1997, the Company consummated a private placement (the "Private Placement") an aggregate original principal amount $8.5 million of 12% Convertible Promissory Notes (the "Notes") and Warrants (the "Warrants") to purchase an aggregate of 850,000 shares of Common Stock. The Company received net proceeds of approximately $7.8 million from the Private Placement after deducting commissions and related expenses. The Notes bear interest at the rate of 12% per annum, payable semi-annually in arrears on August 15 and February 15 of each year during the term of the Notes. Principal under the Notes is due March 14, 2000. Commencing three months following the date of issuance, and subject to shareholder approval of an amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock by an amount sufficient to permit the Company to reserve for issuance a sufficient number of shares to allow for the conversion of the Notes, the Notes will become convertible at the option of the holder into shares of Common Stock at a conversion price equal to $3.125 (the "Conversion Price"). If the Company does not have sufficient authorized shares to accommodate conversion of the Notes by May 31, 1997, (i) the Notes will become due and payable 30 days thereafter at an amount equal to 150% of the outstanding principal amount, and
(ii) the Conversion Price will be reduced by 20%. If the Company defaults on its obligations to pay interest or principal under the Notes, (i) the interest rate thereunder will increase to 16% per annum during the continuance of such default, (ii) the Conversion Price will be reduced by 20%, and (iii) the holders will have the right to accelerate the Notes. During the three months beginning March 14, 1997, the Company may redeem the Notes at an amount equal to 110% of the outstanding principal amount; if the Company so redeems the Notes, the term of the Warrants will be extended from six months to five years following March 14, 1997. Thereafter, the Company may redeem the Notes at the amount of outstanding principal if the Common Stock has traded for a minimum of 20 consecutive days trading days at a minimum price of 175% of the Conversion Price, if the Notes are then convertible. The Warrants are exercisable to purchase Common Stock at an exercise price of $3.125 per share.

        In connection with the Company's initial public offering and certain private placements, the Company issued warrants to purchase an aggregate of 2,702,905 shares of Common Stock (the

"Redeemable Warrants"). As of April 1, 1997, 200 shares of Common Stock had been issued as a result of the exercise of Redeemable Warrants. If the closing price per share of Common Stock exceeds $7.50 per share (subject to adjustment) for a minimum of 20 consecutive trading days, the Company would have the right to redeem the Redeemable Warrants, upon notice of not less than 60 days given to holders within three days following any such 20 day period, at a redemption price of $0.25 per underlying share. The exercise price of the Redeemable Warrants, which expire October 1, 1997, is $5.00 per share. If all Redeemable Warrants were exercised, of which there can be no assurance, the Company would receive approximately $13.5 million in gross proceeds. The Company has agreed not to redeem the Redeemable Warrants without the consent of the representatives of the several underwriters in the public offering consummated in October 1996 prior to October 3, 1997.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the costs, timing and success of the Company's product development efforts, the costs and timing of potential acquisitions, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third party reimbursement matters, including CLIA, and other factors. The Company believes that through its expanded direct sales efforts, relationships with new distribution partners, and new products introduced into the market by both the microbiology and cytopathology divisions, its on-going operations will be able to generate sufficient cash to fund its business in the future.

ITEM 7.  FINANCIAL STATEMENTS.

        Consolidated Balance Sheets dated December 31, 1996, December 31, 1995 and September 30, 1995.

        Consolidated Statements of Operations for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

        Consolidated Statements of Shareholders Equity (Deficit) for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

        Consolidated Statements of Cash Flows for the year ended December 431, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

        Notes to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Prior to January 15, 1996, Coopers & Lybrand LLP ("C&L") were the principal accountants for the Company. On such date, C&L's appointment as principal accountants was terminated and the Company engaged KPMG Peat Marwick LLP as the Company's principal accountants. The Company's Board of Directors approved the decision to change accountants. The opinions of C&L on the balance sheet of AccuMed, Inc. as of December 31, 1994, and the statement of operations, stockholders' deficit, and cash flows for the period from February 7, 1994 (inception) through December 31, 1994, the balance sheets of Alamar Biosciences, Inc. as of September 30, 1995 and 1994, and the statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995, and the balance sheet of Sensititre/Alamar, the Microbiology Division of AccuMed, Inc., as of December 31, 1994 and the statements of net sales, cost of sales, and selling expenses for the eight months ended December 31, 1994 and for each of the two years in the period ended April 30, 1994 did not contain any adverse opinions or disclaimers of opinions, or modifications as to uncertainty, audit scope or accounting principles, except that for the opinions related to AccuMed, Inc. and Alamar Biosciences, Inc., C&L modified its reports to include an uncertainty explanatory paragraph which expressed substantial doubt as to AccuMed, Inc.'s and Alamar Biosciences, Inc.'s ability to continue as a going concern. There were no disagreements between the Company and C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of C&L, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, KEY EMPLOYEE AND DIRECTOR NOMINEES

        The executive officers, key employee and director nominees of the Company and their ages are as follows:

                   NAME                          AGE                               POSITION
                   ----                          ---                               --------
 Peter P. Gombrich . . . . . . . . . . .         59        Chairman of the Board, Chief Executive Officer and
                                                           President
 Norman J. Pressman, Ph.D. . . . . . . .         48        Senior Vice President of AccuMed and President,
                                                           Cytopathology Division
 Michael D. Burke  . . . . . . . . . . .         46        Senior Vice President of AccuMed and President,
                                                           Microbiology Division
 Leonard R. Prange . . . . . . . . . . .         51        Chief Operating Officer, Chief Financial Officer,
                                                           Corporate Vice President
 Joyce L. Wallach, Esq.  . . . . . . . .         36        General Counsel and Secretary
 Richard A. Domanik, Ph.D. . . . . . . .         49        Senior Vice President
 John H. Abeles, M.D.  . . . . . . . . .         52        Director
 Jack H. Halperin, Esq. (1)  . . . . . .         50        Director
 Paul F. Lavallee  . . . . . . . . . . .         57        Director
 Joseph W. Plandowski (1)  . . . . . . .         56        Director
 Robert L. Priddy  . . . . . . . . . . .         50        Director nominee
 Leonard M. Schiller, Esq. (1) . . . . .         55        Director
-----------

(1)      Member of the Audit Committee and Compensation Committee.

         Set forth below is certain information regarding the business experience of the director nominees, executive officers and a key employee of the Company.

         DIRECTOR NOMINEES

         PETER P. GOMBRICH. Mr. Gombrich served as Acting Chief Executive Officer and a director of the Company from April 21, 1995 until December 29, 1995 (the "Merger Date"), at which time he became Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Gombrich founded AccuMed, Inc. in February 1994, and, from then until the Merger Date (as of which AccuMed, Inc. was merged into the Company (the "Merger")), Mr. Gombrich served as Chairman, President and Chief Executive Officer of AccuMed, Inc. Mr. Gombrich was a consultant in the cytology and microbiology industries from August 1990 until forming AccuMed, Inc., serving companies including Accuron Corporation, a designer of automated Pap smear screening systems. From July 1985 until September 1989, Mr. Gombrich was the President and Chief Executive Officer, and from July 1985 until November 1990 was Chairman of the Board, of CliniCom Incorporated, a bedside clinical information systems company which he founded. From 1982 until 1985, Mr. Gombrich was Executive Vice President of the ventures group of ADC Telecommunications. From January 1980 until February 1982, Mr. Gombrich was President of the pacemaker division of St. Jude Medical, Inc., a company that he co-founded in 1976 and of which he served as Executive Vice President from July 1976 to January 1980. Mr. Gombrich has more than 27 years of experience in the healthcare industry. Mr. Gombrich has a B.S. degree in electrical engineering and a M.B.A. degree from the University of Denver.

         JOHN H. ABELES, M.D. Dr. Abeles has been a director of the Company since October 1988. Since March 1996, Dr. Abeles has been the President and a director of Health Care Acquisition Corp., a special purpose acquisition company. Since 1992, Dr. Abeles has also been a general partner of Northlea Partners, Ltd., an investment and venture capital partnership. Since 1980, Dr. Abeles has also been the President of MedVest, Inc., a medical consulting company. Dr. Abeles has a M.D. from the University of Birmingham, England.
Dr. Abeles is a member of the boards of directors of I-Flow Corporation, HealthCare Acquisition Inc., PharmaPoint Corporation, and DUSA Pharmaceuticals, Inc.

         JACK H. HALPERIN, ESQ. Mr. Halperin has been a director of the Company since June 1991 and served as Chairman of the Board of Directors from April until the Merger Date, December 29, 1995. He also served as Secretary of the Company from August until December 1996. Mr. Halperin is a corporate attorney with expertise in venture capital financing and has been practicing law independently since 1987. Mr. Halperin has a B.A. degree in english from Columbia University and a law degree from New York University School of Law. Mr. Halperin is also a member of the boards of directors of Xytronyx, Inc., I-Flow Corporation and Memry Corporation.

         PAUL F. LAVALLEE. Mr. Lavallee has been a director of the Company since December 1995. Since January 1996, Mr. Lavallee has served as a consultant to Sigmedics, Inc., a biomedical company. From 1989 until December 1995, Mr. Lavallee served as Chairman, President and Chief Executive Officer of Sigmedics, Inc. Mr. Lavallee has a B.S. degree in biology from Bates College and a M.B.A. degree from the University of Chicago.

         JOSEPH W. PLANDOWSKI. Mr. Plandowski has been a director of the Company since December 1995. He has been President of The Lakewood Group, a healthcare consulting firm, since February 1995. From May 1993 until February 1995, Mr. Plandowski was Vice President - Acquisitions of National Health Laboratories Inc., which owns clinical and anatomic laboratories nationwide. From October 1992 through May 1993, he was Chief Operating Officer of Nichols Institute, a clinical reference laboratory. From February 1991 through October 1992, Mr. Plandowski was President, Chief Executive Officer and a director of Genetrix, Inc. Mr. Plandowski has a B.S. degree in mechanical engineering and a M.B.A. degree from the State University of New York.

         ROBERT L. PRIDDY. Mr. Priddy has not served previously on the Company's Board of Directors. Mr. Priddy has been Chairman of the Board and Chief Executive Officer of ValuJet, Inc., since its inception in October 1995. He was one of the founding partners of ValuJet Airlines, a wholly-owned subsidiary of ValuJet, Inc., and served as Chairman of its Board and its Chief Executive Officer from July 1992 until November 1996. From July 1991 until January 1993, Mr Priddy served as President of Florida Gulf Airlines. From January 1988 to November 1991, he served as President and Chief Executive Officer of Air Midwest, Inc., for which he also served as a director from November 1987 to November 1991. From 1979 to 1987, Mr. Priddy served as Vice President and Chief Financial Officer of Atlantic Southeast Airlines, Inc., which he also served as a director from 1981 to 1987. Mr. Priddy has a B.A. degree in economics from Tulane University. Mr. Priddy is also a member of the Board of Directors of Lukens Medical Corporation.

         LEONARD M. SCHILLER, ESQ. Mr. Schiller has been a director of the Company since April 1995. Since 1970, Mr. Schiller has been practicing real estate law, specializing in contesting real estate taxes in the State of Illinois. Since 1972, Mr. Schiller has been a partner in the law firm Schiller, Klein & McElroy, P.C. Since 1980, he has also been President of The Dearborn Group, a residential property management and real estate acquisition company. Mr. Schiller has a B.A. degree in liberal arts from the University of Iowa and a law degree from the ITT Kent College Law School.

         EXECUTIVE OFFICERS

         NORMAN J. PRESSMAN, PH.D. Dr. Pressman has been a Senior Vice President of the Company and President of the Company's Cytopathology Division since July 1996. From July 1993 until joining the Company, Dr. Pressman was Manager for Biotechnology Development, Strategic Business Development Group of Olympus America, the exclusive distributor of certain of the Company's cytopathology products in the Western Hemisphere. Between July and September 1989, Dr. Pressman was engaged in the formation of Cell Systems International, Inc., a consulting firm in biomedical specimen collection, processing and analysis, of which he served as President from September 1989 until July 1993. Dr. Pressman was the lead research scientist in the Cytometry and Histometry program of the Central Research and Development Department at E.I. du Pont de Nemours & Company from December 1986 until July 1989. From September 1976 until December 1986, he was an Assistant Professor (Pathology and Engineering) at The Johns Hopkins University School of Medicine and Head of the Quantitative Cytopathology Laboratories at The Johns Hopkins Medical Institutions. Dr. Pressman has a B.S. degree in electrical engineering from Columbia University, a M.S. degree in systems engineering and a Ph.D. in biomedical engineering from the University of Pennsylvania.

         MICHAEL D. BURKE. Mr. Burke has been a Senior Vice President of the Company and President of the Company's Microbiology Division since the Merger Date. From May 1995 until the Merger Date, Mr. Burke was a Senior Vice President and President of the Microbiology Division of AccuMed, Inc. From April 1992 until joining AccuMed, Inc., Mr. Burke was Vice President - Sales and Distribution, and from November 1982 until April 1992 was Vice President - Operations, for Picker International, Inc., a diagnostic imaging manufacturer and supplier. Mr. Burke has a B.A. degree in political science from Knox College.

         LEONARD R. PRANGE. Mr. Prange has been Chief Financial Officer and Corporate Vice President of the Company since September 1996, and has been Chief Operating Officer since March 1997. Mr. Prange also serves as a consultant to Richardson Electronics, Ltd., a global distributor and manufacturer of electronic components. From July 1995 until September 1996, Mr. Prange served as a managing director of Lovett International, Inc., an international trading and consulting firm. Mr. Prange served Richardson Electronics, Ltd. as Group Vice President from June 1994 until July 1995, as Chief Financial Officer and Vice President from December 1984 until July 1995 and as Treasurer from December 1981 to December 1984. From March 1976 until December 1981, Mr. Prange served as Treasurer of Cetron Electronic Corporation, a manufacturer of electronic components, and as Controller from March 1972 until March 1976. Mr. Prange has a B.S. degree in accounting from DePaul

University and is a Certified Public Accountant.

         JOYCE L. WALLACH, ESQ. Ms. Wallach has been General Counsel and Secretary of the Company since December 1996. From February 1994 until joining the Company, she was an associate in the Corporate Group of the Sacramento, California office of Graham & James LLP. From December 1989 until January 1994, Ms. Wallach was an associate in the Corporate Securities Group in the Los Angeles office of Sidley & Austin. Ms. Wallach has an A.B. degree in history from the University of California, Berkeley and a law degree from Boalt Hall School of Law, University of California, Berkeley.

         KEY EMPLOYEE

         RICHARD A. DOMANIK, PH.D. Dr. Domanik has been Senior Vice President of Technology of the Company since May 1996 and was Vice President of Technology from December 1995 until May 1996. From August 1994 until the Merger Date, Dr. Domanik was Vice President of Engineering of AccuMed, Inc. From June 1979 until joining AccuMed, Inc., Dr. Domanik served Abbott Laboratories in several positions relating to research and development of healthcare products, including Laboratory Manager and Research and Development Manager. Dr. Domanik has a B.S. degree in chemistry from Ripon College and a Ph.D. in biochemistry from Northwestern University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of the Company's records, the Company is aware that the following officers or directors of the Company failed to timely file one or more reports disclosing beneficial ownership of securities of the Company as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 1996: John H. Abeles failed to timely file Forms 4 reporting the following transactions which were subsequently reported on a timely filed Form 5 (i) the acquisition of options to purchase 20,000 shares of Common Stock granted on January 18, 1996, (ii) the acquisition of 250 shares of Common Stock upon exercise of a stock option on June 5, 1996, and (iii) the acquisition of 5,624 shares of Common Stock upon exercise of a stock option on June 5, 1996; Jack H. Halperin failed to timely file Forms 4 reporting the following transactions which were subsequently reported on a timely filed Form 5 (i) acquisition of options to purchase 20,000 shares of Common Stock granted on January 18, 1996, and (ii) acquisition of 1,000 shares of Common Stock upon exercise of a stock option on May 30, 1996; Paul F. Lavallee failed to timely file Forms 4 reporting the following transactions which were subsequently reported on a timely filed Form 5 (i) acquisition of options to purchase 20,000 shares of Common Stock granted on January 18, 1996, and (ii) acquisition of 1,000 shares of Common Stock upon exercise of a stock option on May 30, 1996; Joseph W. Plandowski failed to timely file a Form 4 reporting the following transaction which was subsequently reported on a timely filed Form 5, acquisition of options to purchase 20,000 shares of Common Stock granted on January 18, 1996; Leonard M. Schiller failed to timely file a Form 4 reporting the following transaction which was subsequently reported on a timely filed Form 5, acquisition of options to purchase 20,000 shares of Common Stock granted on January 18, 1996; and Mark L. Santor (who is no longer an officer of the Company) failed to timely file a Form 4 reporting the acquisition of 16,179 shares of Common Stock upon exercise of a stock option.


ITEM 10.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         Pursuant to the Board of Directors Compensation Plan adopted by the Board of Directors on January 18, 1996, each non-employee director is entitled to the following compensation for services as a director: (i) an immediately exercisable, nonqualified stock option to purchase 20,000 shares of Common Stock to be granted upon election to the Board of Directors, and (ii) an immediately exercisable, nonqualified stock option to purchase 20,000 shares of Common Stock to be granted on the first trading day of each January thereafter during which such non-employee director continues to serve on the Board of Directors. Such options are to be granted under the Company's 1995 Stock Option Plan or subsequent option plans. The exercise price per share shall be the fair market value of a share of Common Stock on the date of grant. Directors are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors and committees thereof.

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION INFORMATION. The following tables set forth information concerning compensation paid or accrued for the fiscal year ended December 31, 1996, the twelve months ended December 31, 1995 and the fiscal year ended September 30, 1995 by the Company to or on behalf of the Chief Executive Officer and other executive officers of the Company whose total salary and bonus exceeded $100,000 for the 1996 fiscal year (collectively, the "Named Executives"). None of the Named Executives was an employee of the Company during the fiscal year ended September 30, 1994; thus, no information is provided with respect to such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                             -------------------
                                                                                   Securities
                                                                     Restricted    Underlying     All Other
 Name and Principal Position      Year         Salary      Bonus        Stock       Options     Compensation
 ---------------------------      ----         ------      -----        -----       -------     ------------
 Peter P. Gombrich(1)(2)          1996        $175,000     $87,154         --           --            --
   Chairman and Chief             1995(3)      103,125        --           --           --            --
   Executive Officer              1995          65,625        --           --           --            --

 Michael D. Burke(4)              1996         125,734      24,000         --         10,000          --
   Senior Vice President,
   President Microbiology
   Division
 Norman J. Pressman, Ph.D.(5)     1996          74,289      18,000     $156,250      250,000        $51,593
   Senior Vice President,
   President Cytopathology
   Division
   --------------------

   (1) Mr. Gombrich became Acting Chief Executive Officer of the Company on April 21, 1995 and became Chairman of the Board of Directors, Chief Executive Officer and President on December 29, 1995.

   (2) Amounts shown as bonus represent $52,600 paid or accrued for 1996 in accordance with Mr. Gombrich's Employment Agreement. The balance of $34,654 represents amount paid in 1995 for prior periods.

   (3) On December 29, 1995, the Company changed its fiscal year end from September 30 to December 31. The amount shown as salary represents the twelve calendar months ended December 31, 1995.

   (4) Mr. Burke joined the Company on December 29, 1995 as a result of the Merger. He had previously been employed in a similar capacity with AccuMed, Inc.

   (5) Dr. Pressman joined the Company in July 1996. Amounts shown as Other Compensation represent relocation costs and related taxes reimbursed to Dr. Pressman under the terms of his Employment Agreement.

             OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1996

                                                               % of Total
                                               Number of     Shares Under-
                                                Shares       lying Options
                                              Underlying       Granted to
                                                Options       Employees in    Exercise Price     Expiration
 Name                                            Granted         Year(1)        ($/Share)           Date
 --------------------------------             ------------   --------------   -------------      ----------
 Peter P. Gombrich                                   --            --              --               --

 Michael D. Burke                                10,000            1.4%           $8.38           05/23/01

 Norman J. Pressman, Ph.D.                      250,000           35.5             6.25           07/08/06
 -----------------

 (1) During the 1996 fiscal year, the Company granted to employees options to purchase an aggregate of 704,000 shares of Common Stock. Each such option was granted under the Company's 1995 Stock Option Plan at an exercise price equal to the last reported sale price of the Common Stock on the Nasdaq National Market on the date of the grant.

       AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 1996
                       AND FISCAL YEAR END OPTION VALUES

                                        Number of Shares Underlying
                                            Unexercised Options           Value of Unexercised in-the-Money
                                           at December 31, 1996              Options at December 31, 1996
                                       ----------------------------        ---------------------------------
 Name                                 Exercisable       Unexercisable       Exercisable       Unexercisable
 --------------------------------     -----------       -------------       -----------       -------------
 Peter P. Gombrich                        133,333            66,667            $182,666            $91,334

 Michael D. Burke                          53,333            31,667              68,500             34,250
 Norman J. Pressman, Ph.D.(1)              50,000           200,000                  --                 --
 -----------------

 (1) The exercise price of Dr. Pressman's options ($6.25 per share) exceeded the fair market value of the Common Stock at December 31, 1996 ($2.50 per share); thus, none of such options were "in-the-money"


         GOMBRICH EMPLOYMENT AND SEVERANCE AGREEMENT. Pursuant to an Employment Agreement dated August 1, 1994 between Peter P. Gombrich and AccuMed, Inc. which was assumed by the Company as a result of the merger of AccuMed, Inc. into the Company (the "Gombrich Employment Agreement"), Mr. Gombrich serves as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Pursuant to the Gombrich Employment Agreement, Mr. Gombrich is entitled to receive (i) initial annual compensation of $175,000 (in March 1997, the Compensation Committee increased Mr. Gombrich's annual base salary to $225,000) and (ii) a minimum annual cash bonus equal to 30% of base salary for the relevant year, and additional bonuses as determined by the Board of Directors, at its discretion. If the Company terminates Mr. Gombrich's employment without cause or Mr. Gombrich terminates his employment for good reason or at any time after 180 days following the date on which a Change of Control (as defined below) occurs, Mr. Gombrich would be entitled to a lump-sum severance payment equal to three times his annual salary. In addition, upon the occurrence of a Change of Control, any stock options held by Mr. Gombrich would immediately vest and be fully exercisable. For purposes of the Gombrich Employment Agreement, a Change of Control shall be deemed to occur if: (i) any third party directly or indirectly acquires 20% or more of the outstanding Common Stock, (ii) the Company engages in a merger, consolidation or reorganization that results in holders of Common Stock immediately prior to such transaction holding less than a majority of the voting power of the resulting entity, (iii) the Company sells all or substantially all of its assets or (iv) Mr. Gombrich's employment is terminated by the Company on a date within 90 days prior to the date on which a Change of Control occurs.

         The employment term continues until August 1, 1999. Thereafter, the term will be automatically extended for additional one-year periods unless either party delivers notice of election not to extend the employment at least 60 days prior to the end of the then current term.

         PRESSMAN EMPLOYMENT AGREEMENT. Pursuant to the Employment Agreement dated June 13, 1996 as amended July 16, 1996, between the Company and Dr. Pressman (the "Pressman Employment Agreement"), Dr. Pressman will serve as President of the Cytopathology Division and Senior Vice President of the Company for five years beginning July 5, 1996. Dr. Pressman's annual salary is $157,500 and he is eligible to receive annually (i) cash bonuses of up to 30% of such annual salary, and (ii) incentive stock options to purchase up to 50,000 shares of Common Stock based on the achievement of mutually agreed upon goals and objectives. On July 8, 1996, Dr. Pressman was granted an option to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $6.25 per share (the last reported sale price of the Common Stock on the Nasdaq Market on the date on which Dr. Pressman's employment commenced) which is immediately exercisable with respect to 50,000 shares and will become exercisable with respect to 50,000 additional shares on each of the first through fourth anniversaries of the grant date. Dr. Pressman was granted 25,000 shares of Common Stock on the date on which Dr. Pressman's employment commenced. Such shares may not be transferred during the 18-month period following the date of issuance and would be forfeited to the Company if Dr. Pressman terminates the Pressman Employment Agreement during such period, other than due to a breach by the Company. Dr. Pressman is entitled to borrow up to $85,200 from the Company for the purpose of paying taxes due in connection with the grant of such shares. Such loan shall be repaid without interest in installments to be mutually agreed upon by Dr. Pressman and the Company. The Company may terminate Dr. Pressman's employment for cause at any time upon written notice. The Company may terminate his employment without cause upon six months' written notice, in which case Mr. Pressman would be entitled to an amount equal to 12 months' salary as severance, paid over 12 months. Dr. Pressman may terminate the Pressman Employment Agreement for any reason upon six months' written notice.

         BURKE EMPLOYMENT TERMS. Pursuant to the Employment Letter dated as of April 21, 1995 between Mr. Burke and the Company, Mr. Burke serves as Senior Vice President of the Company and President of the Microbiology Division. His initial annual base salary was $120,000, and he was initially eligible to receive (i) quarterly bonuses of $7,500 based on achievement of mutually agreed goals and (ii) certain sales incentive bonuses. Upon consummation of the Merger, Mr. Burke received 25,000 shares of Common Stock and nonqualified stock options to purchase an aggregate of 75,000 shares at an exercise price of $1.13 per share (the exercise price established in the agreement providing for the Merger). In January 1997, the Compensation Committee modified the terms of Mr. Burke's employment to (i) increase his annual base salary to $140,000, (ii) provide that Mr. Burke is eligible to receive annual cash bonuses of up to 25% of his annual base salary based upon achievement of mutually agreed goals (in lieu of the fixed bonus and sales incentives), and (iii) provide that, if his employment is terminated without cause, he shall be entitled to receive severance pay equal to 12 months' salary.

         PRANGE EMPLOYMENT AGREEMENT. Pursuant to the Employment Agreement dated as of September 9, 1996 between the Company and Mr. Prange (the "Prange Employment Agreement"), Mr. Prange serves as Chief Financial Officer and Corporate Vice President of the Company at an initial annual salary of $125,000. In March 1997, Mr. Prange was appoint Chief Operating Officer and the Compensation Committee increased his annual base salary to $160,000. He is eligible to receive annual cash bonuses of up to 25% of such annual salary. Upon joining the Company, Mr. Prange was granted options to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $5.38 per share (the fair market value of the Common Stock on the grant date), which is immediately exercisable with respect to 25,000, shares and will become exercisable with respect to 25,000 additional shares on each of the first through fifth anniversaries of the grant date. In the event of a change of control of the Company or if Peter P. Gombrich ceases to be Chairman of the Board and Chief Executive Officer, the options shall become fully vested and immediately exercisable. The Company may terminate Mr. Prange's employment for Cause (as defined in the Prange Employment Agreement) at any time upon written notice. The Company may terminate his employment without Cause upon written notice, in which case Mr. Prange would be entitled to an amount of cash equal to 12 months' salary as severance, paid semi-monthly over 12 months, and his options shall become fully vested and immediately exercisable. Mr. Prange's employment shall be extended for additional one year terms unless either party delivers written notice of termination at least 60 days prior to the end of the then current period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         The table below sets forth certain information as of March 26, 1996 (the "Reference Date") with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee;
(iii) the Named Executive Officers (as hereinafter defined) and (iv) executive officers and directors as a group. On the Reference Date, there were 22,073,939 shares of Common Stock outstanding of which (i) 69,308 shares are subject to forfeiture if the Company is unable through August 1997 to perfect and maintain rights free of liens in certain recently acquired patents; and (ii) 116,000 shares are subject to forfeiture if certain milestones pursuant to a microbiology product development agreement are not achieved.

                      NAME AND ADDRESS                              NUMBER OF SHARES                PERCENT OF SHARES
                   OF BENEFICIAL OWNER (1)                       BENEFICIALLY OWNED (2)          BENEFICIALLY OWNED (2)
                   -----------------------                       ----------------------          ----------------------
 Peter P. Gombrich . . . . . . . . . . . . . . . . . . . .            3,552,884(3)                        16.0%
 Michael Falk  . . . . . . . . . . . . . . . . . . . . . .            2,796,931(4)                        11.7
   c/o Commonwealth Associates, Inc.
    ("Commonwealth Associates")
   733 Third Avenue
   New York, NY 10017
 Commonwealth Associates, Inc. . . . . . . . . . . . . . .            1,889,300(5)                         8.0
   733 Third Avenue
   New York, NY 10017
 Kingdon Capital Management Corporation  . . . . . . . . .            1,143,000(6)                         5.2
   152 West 57th Street
   New York, NY  10019
 Robert L. Priddy  . . . . . . . . . . . . . . . . . . . .            1,032,345(7)                         4.6
 John H. Abeles  . . . . . . . . . . . . . . . . . . . . .              326,657(8)                         1.5
 Leonard M. Schiller . . . . . . . . . . . . . . . . . . .              172,159(9)                          *
 Michael D. Burke  . . . . . . . . . . . . . . . . . . . .              113,130(10)                         *
 Jack H. Halperin  . . . . . . . . . . . . . . . . . . . .               80,388(11)                         *
 Norman J. Pressman  . . . . . . . . . . . . . . . . . . .               25,000                             *
 Paul F. Lavallee  . . . . . . . . . . . . . . . . . . . .               25,000(12)                         *
 Joseph W. Plandowski  . . . . . . . . . . . . . . . . . .               25,000(13)                         *
 Harold S. Blue  . . . . . . . . . . . . . . . . . . . . .               20,000(14)                         *
 Leonard R. Prange   . . . . . . . . . . . . . . . . . . .               12,495                             *
 All directors and executive officers as a group
   (11 persons)  . . . . . . . . . . . . . . . . . . . . .            4,354,223(15)                       19.3%
---------------------

   * Represents less than 1%.

 (1) Except as otherwise noted, the address for each person is c/o AccuMed International, Inc., 900 North Franklin Street, Suite 401, Chicago, Illinois 60610.

 (2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by such person within 60 days from the Reference Date upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by including shares, underlying options or warrants which are exercisable by such person currently, or within 60 days following the Reference Date, and excluding shares underlying options and warrants held by any other person.

 (3) Includes 133,333 shares underlying stock options held by Mr. Gombrich that are exercisable currently or within 60 days following the Reference Date. Includes 453,085 shares held of record by Gwenda Gombrich, Mr. Gombrich's wife, directly or as custodian for minor children, as to which Mr. Gombrich disclaims beneficial ownership.

 (4) Mr. Falk directly owns 222,222 shares of Common Stock and warrants to purchase up to 585,409 shares of Common Stock. The number shown includes an additional 222,222 shares, and 1,667,078 shares underlying warrants that are exercisable currently or within 60 days following the Reference Date, held by Commonwealth Associates (excluding securities held in Commonwealth Associates' trading account). Mr. Falk is a control person of the corporate general partner of Commonwealth Associates and may be deemed to be beneficial owner of securities held by Commonwealth Associates. The number of shares also includes an additional 100,000 shares underlying warrants that are exercisable currently or within 60 days following the Reference Date held by Anne Falk, Mr. Falk's spouse. Mr. Falk disclaims beneficial ownership of the securities held by Commonwealth Associates except to the extent of his percentage ownership interests in Commonwealth Associates. Shares and warrants held directly by Mr. Falk were transferred to him by Commonwealth Associates. Information in regard to the holdings of Mr. Falk and Commonwealth Associates has been derived solely from a Schedule 13D as filed with the Securities and Exchange Commission.

 (5) Includes 1,667,078 shares underlying warrants held by Commonwealth Associates that are exercisable currently or within 60 days following the Reference Date. Excludes securities held in Commonwealth Associates' trading account. Information in regard to the holdings of Commonwealth Associates has been derived solely from a Schedule 13D as filed with the Securities and Exchange Commission.

 (6) Information in regard tot he holdings of Kingdon Capital Management Corporation has been derived solely from a Schedule 13D as filed with the Securities and Exchange Commission.

 (7) Includes 232,345 shares underlying warrants held by Mr. Priddy that are exercisable currently or within 60 days following the Reference Date.

 (8) Includes 34,895 shares underlying stock options held by Dr. Abeles that are exercisable currently or within 60 days following the Reference Date. Includes 253,713 shares of Common Stock held of record, and 38,049 shares underlying warrants exercisable currently or within 60 days following the Reference Date, by Northlea Partners Limited, as to which Dr. Abeles disclaims beneficial ownership except with respect to his 1% general partner ownership.

 (9) Includes 100,000 shares underlying stock options and warrants held by Mr. Schiller that are exercisable currently or within 60 days following the Reference Date.

(10) Includes 52,333 shares underlying stock options held by Mr. Burke that are exercisable currently or within 60 days following the Reference Date.

(11) Includes 34,550 shares underlying stock options held by Mr. Halperin that are exercisable currently or within 60 days following the Reference Date.

(12) Includes 25,000 shares underlying stock options held by Mr. Lavallee that are exercisable currently or within 60 days following the Reference Date.

(13) Includes 25,000 shares underlying stock options or warrants held by Mr. Plandowski that are exercisable currently or within 60 days following the Reference Date.

(14) Includes 20,000 shares underlying stock options held by Mr. Blue that are exercisable currently or within 60 days following the Reference Date.

(15) Includes 463,160 shares underlying warrants or options held by officers and directors that are exercisable currently or within 60 days of the Reference Date.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commonwealth Associates, Inc.("Commonwealth Associates") is a principal stockholder. On March 14, 1997, the Company consummated the Private Placement of 85 Units each consisting of $100,000 in principal amount of 12% Convertible Promissory Notes (the "Notes") and Warrants (the "Warrants") to purchase 10,000 shares of Common Stock, for which Commonwealth Associates acted as placement agent and received from the Company (i) cash commissions equal to 7% of the gross proceeds, (ii) five-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $3.125 per share, subject to stockholder approval of the Charter Amendment, and (iii) an accountable expense reimbursement of $56,500 in cash.

         Pursuant to a letter agreement dated as of February 14, 1995 among the Company, AccuMed, Inc. and Commonwealth Associates, Commonwealth Associates was paid a fee for acting as a "finder" in connection with the merger of AccuMed, Inc. into the Company. The fee was paid in the form of $50,000 in cash, 444,444 shares of Common Stock, and a five-year warrant to purchase up to 750,000 shares of Common Stock at an exercise price of $1.25 per share. During 1995, Commonwealth Associates acted as placement agent for the Company in certain private placements of Common Stock for which Commonwealth Associates received an aggregate of (i) $353,000 in cash commissions, (ii) a non-accountable expense allowance of $106,000, (iii) approximately $10,600 in reimbursement for the fees and expenses of counsel, and (iv) a warrant to purchase an aggregate of 564,840 shares of the Common Stock at an exercise price of $0.625 per share. During 1995, the Company paid Commonwealth Associates an aggregate of $59,000 in cash pursuant to a Consulting Agreement in effect from January 1, 1995 through December 31, 1995. As reimbursement for certain expenses incurred by Commonwealth Associates in connection with a terminated private placement of securities for which Commonwealth Associates was to act as placement agent, the Company (i) issued to Commonwealth Associates on December 31, 1994 a five-year warrant to purchase an aggregate of 420,000 shares of Common Stock at an exercise price of $0.25 per share and (ii) issued to designees of Commonwealth Associates on December 29, 1995 five-year warrants to purchase an aggregate of 104,000 shares of Common Stock at an exercise price of $2.125 per share, which warrants expire on October 31, 1997.

         The Company has agreed, with respect to the exercise of warrants to purchase an aggregate of 2,702,905 shares of Common Stock (the "Redeemable Warrants") issued in connection with the Company's initial public offering and certain private placements, to pay to Commonwealth Associates a fee of 5% of the exercise price of each Redeemable Warrant exercised; provided, however, that Commonwealth Associates will not be entitled to receive such compensation for Redeemable Warrant exercise transactions in which: (i) the market price of the Common Stock at the time of the exercise is lower than the exercise price of the Redeemable Warrants; (ii) the Redeemable Warrants are held in any discretionary account; (iii) disclosure of compensation arrangements is not made in documents provided to holders of Redeemable Warrants at the time of exercise; (iv) the exercise of the Redeemable Warrants is unsolicited; and (v) the transaction was in violation of Rule 10b-6 promulgated under the Exchange Act. As of April 1, 1997, Redeemable Warrants had been exercised to purchase 200 shares of Common Stock. If the closing price per share of Common Stock exceeds $7.50 per share (subject to adjustment) for a minimum of 20 consecutive trading days, the Company would have the right to redeem the Redeemable Warrants, upon notice of not less than 60 days given to holders within three days following any such 20 day period, at a redemption price of $0.25 per underlying share. The exercise price of the Redeemable Warrants, which expire October 1, 1997, is $5.00 per share. The Company has agreed with the underwriters of the Company's underwritten public offering consummated in October 1996, not to redeem the Redeemable Warrants, without the consent of the representatives of the several underwriters, prior to October 3, 1997.

         Robert L. Priddy, a director nominee, is the beneficial owner of 9.9% of the common stock of Commonwealth Associates. Mr. Priddy loaned the Company $3,000,000 pursuant to a loan (the "Bridge Loan") in the aggregate principal amount of $6,000,000 made pursuant to a Loan Agreement dated as of February 19, 1997 among the Company and Mr. Priddy and Edmund H. Shea, Jr. (collectively, the "Lender"), evidenced by a Convertible Promissory Note dated as of February 19, 1997 made by the Company in favor of the Lender. Interest on the indebtedness under the Bridge Loan accrued at a rate of 12% per annum payable at maturity. All amounts owed to the Lender by the Company pursuant to the Bridge Loan, including an aggregate of $130,000 representing the loan origination fee, interest and the prepayment premium were paid in full as of March 14, 1997 with a portion of the proceeds of the Private Placement. Mr. Priddy purchased 15 Units for an aggregate purchase price of $1,500,000 in the Private Placement. See "Proposal No. 1 to Amend the Certificate of Incorporation to Increase the Authorized Common Stock -- Recent Private Placement."

         The Company loaned to Peter P. Gombrich, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, $61,000 evidenced by a promissory note made May 22, 1996, initially bearing interest at a rate of 10% per annum, payable monthly in arrears, with principal and accrued interest due within ten days following the date of such promissory note. In August 1996, Mr. Gombrich paid the loan balance in full.

         The Company loaned to Norman J. Pressman, Senior Vice President of the Company and President of the Cytopathology Division, an aggregate of $164,409.20 pursuant to a Promissory Note in the original principal amount of $100,000 dated as of October 25, 1996, and a Promissory Note in the original principal amount of $64,409.20 dated as of December 30, 1996, respectively (collectively, the "Pressman Notes"). Such loan was made in accordance with the provisions of the Pressman Employment Agreement to cover relocation expenses and taxes in connection with shares of Common Stock issued to Dr. Pressman upon commencement of employment. The Pressman Notes bear no interest. Repayment of principal under the Pressman Notes shall be made by withholding 50% of any bonus payments due to Dr. Pressman under the terms of the Pressman Employment Agreement. Payments shall continue until the principal is repaid in full, but in no event shall the term of the Pressman Notes extend beyond five years from the respective dates on which they were made, at which dates any amounts outstanding shall become immediately due and payable. Dr. Pressman has pledged to the Company 25,000 shares of Common Stock to secure $100,000 of such indebtedness, pursuant to a Stock Pledge Agreement dated as of October 27, 1996. See "Proposal No. 2 Election of Directors -- Executive Compensation -- Pressman Employment Agreement."

         On December 29, 1995, the Company issued a warrant to purchase 75,000 shares of Common Stock to Leonard M. Schiller, a director of the Company, in consideration for services provided by Mr. Schiller to AccuMed, Inc. in connection with the Merger. Such warrant is currently exercisable at $1.13 per share (the closing sale price of the Common Stock on the Nasdaq Market on the date of issuance of such warrant) and expires on December 29, 2000.

         Gwenda Jay Gombrich, the wife of Peter P. Gombrich, the Company's Chairman of the Board of Directors, Chief Executive Officer and President, loaned to AccuMed, Inc. an aggregate of $65,000 pursuant to a letter agreement between AccuMed, Inc. and Ms. Gombrich dated October 28, 1994, which was assumed by the Company in connection with the Merger. Interest was payable at the rate of 1% per month on the outstanding balance, with a minimum interest payment of $750. In June 1996, the loan balance was paid in full.

         Ms. Gombrich contributed an aggregate of $75,000 to AccuMed, Inc. prior to the Merger, evidenced by Promissory Notes dated May 18, 1994 and August 31, 1994 (the "Gombrich Promissory Notes") and the Interim Financing Agreements dated May 18, 1994 and December 1994 (the "Interim Financing Agreements"), each among AccuMed, Inc. and Ms. Gombrich as custodian for her minor children. Pursuant to the Interim Financing Agreements, the principal amount and the accrued and unpaid interest on the Gombrich Promissory Notes were required to be converted into shares of common stock of AccuMed, Inc. prior to the Merger. Such conversion did not take place. Upon consummation of the Merger, the obligations of AccuMed, Inc. to Ms. Gombrich pursuant to the Interim Financing Agreements and the Gombrich Promissory Notes were assumed by the Company. In June 1996, the Company issued to Ms. Gombrich as custodian for certain minor children an aggregate of 166,586 shares of the Company's Common Stock in full satisfaction of the Company's obligations pursuant to the Interim Financing Agreements and the Gombrich Promissory Notes.

ITEM 13.  EXHIBITS LIST AND REPORTS OF FORM 8-K.

         (a)  Exhibits.  The following exhibits are filed herewith.

Exhibit
  No.     Description of Exhibit
-------   ----------------------
3.1     Certificate of Incorporation of the Registrant. (1)

3.2     Bylaws of the Registrant. (1)

4.1     Specimen stock certificate for Common Stock.  (1)

4.2     Certificate of Appointment of American Stock Transfer & Trust Company as
        Transfer Agent and Registrar.  (2)

10.1    Agreement and Plan of Reorganization dated as of April 21, 1995 between the Registrant and AccuMed, Inc., as amended by Amendment No. 1 dated as of August 1, 1995 and Amendment No. 2 dated as of October 6, 1995.  (3)

10.2 The Registrant's Board of Directors Compensation Plan (the "Plan") as amended by Minutes of Board of Directors meeting dated January 18, 1996 authorizing grants of stock options to non-employee directors.  (1)(4)

10.3    Employment Agreement between the Registrant and Peter P. Gombrich dated
        August 1, 1994.  (1)(4)

10.4 Employment Letter between the Registrant and Donald M. Dorfman dated as of October 14, 1996. (4)

10.5 Employment Letter between the Registrant and Joyce L. Wallach dated as of November 25, 1996. (4)

10.6    Employment Letter between the Registrant and Michael D. Burke dated
        April 21, 1995. (1)(4)

10.7    Employment Agreement between the Registrant and Norman J. Pressman dated
        June 13, 1996 and Addendum to Employment Agreement between the
        Registrant and Norman J. Pressman dated July 16, 1996. (4)(5)

10.8    Escrow Agreement dated as of March 22, 1994, between the Registrant and
        G&G Dispensing, Inc.  (3)

10.9    License Agreement between the Registrant and Becton,
        Dickinson and Company effective as of October 11, 1995.  (3)


10.10   License and Distribution Agreement dated February 20, 1996 between the
        Registrant and BioKit, S.A.  (1)

10.11   1995 Stock Option Plan.  (1)(4)

10.12   Amendment No. 1 to the Registrant's 1995 Stock Option Plan. (4)(7)

10.13   Amendment No. 2 to the 1995 Stock Option Plan.  (4)

10.14 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

10.15 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option Plan. (1)(4)

10.16 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.17   Amended and Restated 1990 Stock Option Plan.  (4)(8)

10.18   Amendment No. 1 to Amended and Restated 1990 Stock Option Plan.  (4)

10.19   The Registrant's Amended and Restated 1992 Stock Option Plan.  (10)(4)

10.20   Amendment No. 1 to Amended and Restated 1992 Stock Option Plan.  (4)

10.21   Lease between the Registrant and NCP, LTD dated February 20, 1995 pertaining to the offices located at 29299 Clemens, Suite I-K, Westlake,
        Ohio 44145.  (1)

10.22   Franklin Square Commercial Lease dated July 13, 1994 between the
        Registrant and the Lumber Company as Agent for the Beneficiary of
        LaSalle National Trust, N.A. pertaining to the premises located at Suite
        401, 4th Floor North, 900 North Franklin Street, Chicago, Illinois.  (1)

10.23 Rider 1 to Franklin Square Commercial Lease between the Registrant and the Lumber Company dated May 30, 1996.(5)

10.24   Collaboration Agreement and Worldwide Exclusive License between the
        Registrant and G&G Dispensing, Inc. dated March 22, 1994. (5)

10.25   Amendment No. 2 effective as of August 6, 1996 to the Collaboration
        Agreement and Worldwide Exclusive License between the Registrant and G&G
        Dispensing, Inc. dated March 22, 1994.

10.26   O.E.M. Supply Agreement between Olympus America, Inc., Precision
        Instrument division and

        the Registrant dated May 31, 1996.(11)

10.27   Securities Purchase Agreement dated May 31, 1996 among the Registrant,
        Kingdon Associates, L.P., Kingdon Partners, L.P., and Kingdon Offshore
        N.V.  (12)

10.28   Share Purchase Agreement between the Registrant and Xillix Technologies
        Corp. dated as of August 16, 1996.(10)

10.29   Subscription Agreement between the Registrant and Oncometrics Imaging
        Corp. dated as of August 16, 1996.(10)

10.30   Stock Purchase Agreement by and among the Registrant, RADCO Ventures,
        Inc. and the Selling Stockholders named therein dated as of August 15,
        1996.  (9)

10.31   Distribution Agreement by and between the Registrant and Fisher
        Scientific Company, dated September 10, 1996.(11)+

10.32   Employment Agreement between the Registrant and Leonard R. Prange dated
        September 9, 1996.  (4)(9)

10.33 Promissory Note dated as on February 11, 1997 made by the Registrant in favor of Oncometrics Imaging Corp. evidencing indebtedness in the original principal amount of $500,000.

10.34 Security Agreement dated as of February 11, 1997 between the Registrant and Oncometrics Imaging Corp.

10.35   Convertible Promissory Note made as of February 19, 1997 by the
        Registrant in favor of Robert L. Priddy and Edmund H. Shea, Jr. as
        Payees evidencing indebtedness in the original principal amount of $6.0 million.

10.36   Loan Agreement dated as of February 19, 1997 among the Registrant and
        Robert L. Priddy and Edmund H. Shea, Jr.

10.37 Agency Agreement between the Registrant and Commonwealth Associates dated as of March 3, 1997.

10.38   Warrant Agreement among the Registrant, Commonwealth Associates and
        American Stock Transfer and Trust Company as transfer agent relating to Warrants to purchase an aggregate of 850,000 shares of Common Stock dated March 13, 1997.

10.39 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common Stock issued to several investors in a private placement consummated March 13, 1997.

10.40 Form of Subscription Agreement between the Registrant and several investors in the private placement consummated on March 13, 1997.

10.41 Form of 12% Convertible Promissory Note evidencing indebtedness in the original aggregate principal amount of $8.5 million made by the Registrant in favor of several investors in the private placement consummated on March 13, 1997.

10.42   Stock Purchase Warrant between the Registrant and Commonwealth
        Associates dated as of March 13, 1997 pertaining to Warrants to purchase an aggregate of 200,000 shares of Common Stock and Form of Warrant
        Certificate dated as of March 13, 1997 evidencing the right to acquire an aggregate of 200,000 shares of Common Stock issued to Commonwealth
        Associates and/or its designees, issued in connection with the private placement consummated March 13, 1997.

10.43   Manufacturing and License Agreement dated December 30, 1996, between the
        Registrant and Salcom S.r.l.

10.44   Asset Purchase Agreement dated as of March 3, 1997 between the
        Registrant and Difco Microbiology Systems, Inc.  (13)

10.45   Manufacturing Agreement dated as of March 3, 1997 among the Registrant,
        Difco Laboratories Incorporated, a Michigan corporation, and Difco
        Laboratories Incorporated, a Wisconsin corporation, as amended by Amendment No. 1 dated as of March 10, 1997.

10.46 Transition Services and Facilities Agreement dated as of March 3, 1997 between the Registrant and Difco Laboratories Incorporated, a Michigan corporation.

10.47   Base Media License Agreement dated as of March 3, 1997 between the
        Registrant and Difco Laboratories Incorporated.

10.48   Sale and Leaseback Agreement between the Registrant and Leasetec, Inc.
        (8)

10.49   License Agreement dated July 6, 1994, between the Registrant, Vanellus
        AB, and Uppsala Bildbehandlings AB.  (1)

10.50 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $64,409.20. (4)

10.51 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $100,000. (4)

22.1    Subsidiaries of the Registrant.

23.1    Consent of KPMG Peat Marwick LLP.

23.2    Consent of Coopers & Lybrand LLP.

23.3    Consent of Coopers & Lybrand (U.K.)

27.1    Financial Data Schedule.
----------------

+        Confidential treatment granted as to certain portions.

(1) Incorporated by reference to the Registrant's Transition Report on Form 10-KSB for the transition period ended December 31, 1995.

(2) Incorporated by reference to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on October 9, 1993.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 33-99680), filed with the Commission on November 22, 1995.

(4) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Registration Statement.


(5) Incorporated by reference to the Registrant's Registration Statement Form S-2 (Regis. No. 333-09011) filed with the Commission on July 26, 1996.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1994.

(7) Incorporated by reference to Pre-effective Amendment No. 1 to the Registration Statement on Form S-2 (Regis. No. 333-09011) filed with the Commission on August 29, 1996.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on June 3, 1992.

(9) Incorporated by reference to Pre-effective Amendment No. 4 to the Registration Statement of Form S-2 (Regis. No. 333-09011) filed with the Commission on October 3, 1996.

(10) Incorporated by reference to Pre-Effective Amendment No. 1 to Form SB-2, filed with the Commission on November 8, 1993).

(11) Incorporated by Reference to Pre-effective Amendment No. 2 to the Registration Statement on

         Form S-2 (Regis. No. 333-09011) filed with the Commission on September 23, 1996.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-07681), filed with the Commission on July 3, 1996.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 3, 1997.


         (b) Reports on Form 8-K. During the fourth quarter of 1996, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K.

         1. On October 30, 1996, a Current Report on Form 8-K dated October 15, 1996: Item 2- Acquisition or Disposition of Assets - reporting the acquisition of (i) a two-thirds equity interest in Oncometrics Imaging Corp. and (ii) of all of the outstanding shares of common stock of RADCO Ventures, Inc. and Item 7 - Financial Statements and Exhibits.

         2. On December 24, 1996, a Current Report on Form 8-K/A dated October 15, 1996, amending Item 7 - Financial Statements and Exhibits of the above mentioned Current Report on Form 8-K to include the following financial statements:

         Oncometrics Imaging Corp.:

                 1.       Auditors' Report.

                 2. Balance Sheets as of August 31, 1995, December 31, 1995, May 31, 1996 and September 30, 1996
                          (unaudited).

                 3. Statements of Operations and Deficit for the 12 months ended September 30, 1996 (unaudited).

                 4. Statement of Changes in Financial Position for the 12 months ended August 31, 1995, the four months ended December 31, 1995, the five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited).

                 5.       Notes to financial statements.

         RADCO Ventures, Inc.:

                 1.       Independent Auditors' Report.

                 2.       Balance Sheet as of September 30, 1996.

                 3. Statement of Operations for the period from March 6, 1996 (date of incorporation) thorough September 30, 1996.

                 4. Statement of Stockholders' Equity (Deficit) for the period from March 6, 1996 (date of incorporation) through September 30, 1996.

                 5. Statement of Cash Flows for the period form March 6, 1996 (date of incorporation) through September 30, 1996.

                 6.       Notes to financial statements.

         AccuMed International, Inc. and its subsidiaries:

                 1. Pro forma Condensed Combing Balance Sheet as of September 30, 1996.

                 2. Pro Forma Condensed Combing Statements of Operations for the nine months ended September 30, 1996.

                 3. Pro Forma Condensed Combing Statements of Operations forth the three months ended December 31, 1995.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACCUMED INTERNATIONAL, INC.


                                    By: /s/ Peter P. Gombrich
                                        ------------------------------
                                        Peter P. Gombrich
                                        Chief Executive Officer
                                        (principal executive officer)

                                        Date:  April 4, 1997

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 4, 1997                   /s/ Peter P. Gombrich
                                       --------------------------------------------
                                       Peter P. Gombrich
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:  April 4, 1997                   /s/ Leonard R. Prange
                                       --------------------------------------------
                                       Leonard R. Prange
                                       Chief Operating Officer and Chief Financial
                                       Officer (principal financial officer
                                       and principal accounting officer)

Date:  April 4, 1997                   /s/ John H. Abeles, M.D.
                                       --------------------------------------------
                                       John H. Abeles, M.D., Director

Date:  April 4, 1997                   /s/ Harold S. Blue
                                       --------------------------------------------
                                       Harold S. Blue, Director

Date:  April 4, 1997                   /s/ Jack H. Halperin
                                       --------------------------------------------
                                       Jack H. Halperin, Director

Date:  April 4, 1997                   /s/ Paul F. Lavallee
                                       --------------------------------------------
                                       Paul F. Lavallee, Director

Date:  April 4, 1997                   /s/ Joseph W. Plandowski
                                       --------------------------------------------
                                       Joseph W. Plandowski, Director

Date:  April 4, 1997                   /s/ Leonard M. Schiller
                                       --------------------------------------------
                                       Leonard M. Schiller, Director

                          Independent Auditors' Report

The Board of Directors and Shareholders
AccuMed International, Inc.

We have audited the accompanying consolidated balance sheet of AccuMed International, Inc. as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996 and the three months ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuMed International, Inc. as of December 31, 1996, and December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, and the three months ended December 31, 1995 in conformity with generally accepted accounting principles.


                                        /S/ KPMG Peat Marwick LLP

Chicago, IL
March 28, 1997

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                            -----------------------

                                                        DECEMBER 31,     DECEMBER 31,   SEPTEMBER 30,
                                                           1996             1995            1995
                                                        -----------      -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 2,801,359      $  180,508     $  716,211
  Restricted cash                                           100,000         363,000        185,000
  Accounts receivable                                     2,143,596         874,712        245,092
  Prepaid expenses and deposits                             217,198         124,836         73,260
  Production inventory                                    1,772,127       1,143,120        314,006
                                                        -----------      ----------     ----------
        Total current assets                              7,034,280       2,686,176      1,533,569
                                                        -----------      ----------     ----------

Fixed assets, net                                         1,696,071         528,402        411,126
                                                        -----------      ----------     ----------
Notes receivable                                            214,273             --         700,000
Deferred merger cost                                            --              --         299,650
Intangible assets                                         5,340,411       2,644,556            --
Other assets                                                194,507         115,069         44,621
                                                        -----------      ----------     ----------
                                                        $14,479,542      $5,974,203     $2,988,966
                                                        ===========      ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $ 2,340,769      $2,005,861     $1,017,103
  Other current liabilities                                 879,808         880,591        203,497
  Deferred revenue                                          146,968       1,454,450        470,238
  Notes payable                                             198,555         726,514            --
  Capital lease obligation due within one year               89,810          88,270         89,406
                                                        -----------      ----------     ----------
        Total current liabilities                         3,655,910       5,155,686      1,780,244
                                                        -----------      ----------     ----------

Long term portion of capital lease obligation                   --           89,810        110,806
Long term debt                                              230,795             --             --
Minority interest                                           456,841             --             --

Stockholders' equity
  Common stock, $0.01 par value, 30,000,000
    shares authorized, 20,854,157 shares issued
    and outstanding at December 31, 1996,
    15,571,184 at December 31, 1995 and
    10,929,339 at September 30, 1995                        208,542        155,712         109,293
  Additional paid-in capital                             44,424,646     23,334,495      18,008,086

Cumulative translation adjustment                            32,586            --              --
Accumulated deficit                                     (34,335,313)   (22,761,500)    (17,019,463)

Less treasury stock, 31,812 shares at December 31,
  1996, and 0 shares at December 31, 1995, and
  September 30, 1995, respectively                         (194,465)           --              --
                                                        ===========     ==========      ==========
        Total stockholders' equity                       10,135,996        728,707       1,097,916
                                                        -----------     ----------      ----------
                                                        $14,479,542     $5,974,203      $2,988,966
                                                        ===========     ==========      ==========



        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                            -----------------------

                                                    Three Months
                                     Year Ended        Ended        Year Ended
                                    December 31,    December 31,   September 30,
                                        1996            1995            1995
                                    ------------    ------------   -------------
Sales                               $  6,222,449     $   100,130    $   514,776
Less Cost of sales                    (3,991,430)       (338,730)    (1,431,187)
                                    ------------     -----------    -----------
Gross profit (loss)                    2,231,019        (238,600)      (916,411)
                                    ------------     -----------    -----------
Operating expenses:
  General and administrative           4,927,657       1,418,797      2,094,890
  Research and development             3,110,426          32,600        386,882
  Acquired research and
    development                        5,957,927       3,965,000           --
  Sales and marketing                  2,464,668           7,197        309,208
                                    ------------     -----------    -----------
      Total operating expenses        16,460,678       5,423,594      2,790,980
                                    ------------     -----------    -----------
Operating loss                       (14,229,659)     (5,662,194)    (3,707,391)

Other income (expense):
  Interest income                         50,604           4,748          7,949
  Interest expense                      (458,214)        (10,862)       (46,657)
  Other income (expense)               2,939,537         (72,929)       (13,211)
  Minority interest                      123,919            --             --
                                    ------------     -----------    -----------
      Total other income (expense)     2,655,846         (79,043)       (51,919)
                                    ------------     -----------    -----------
Loss before income taxes             (11,573,813)     (5,741,237)    (3,759,310)

Income tax expense                          --               800            800
                                    ------------     -----------    -----------
      Net loss                      $(11,573,813)    $(5,742,037)   $(3,760,110)
                                    ============     ===========    ===========
Net loss per share                  $      (0.68)    $     (0.49)   $     (0.59)
                                    ============     ===========    ===========
Weighted average common shares
  outstanding                         16,975,470      11,742,980      6,375,627
                                    ============     ===========    ===========

        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            -----------------------

                                                 COMMON STOCK        ADDITIONAL                CUMULATIVE                TOTAL
                                             ---------------------    PAID-IN     ACCUMULATED  TRANSACTION  TREASURY   SHAREHOLDERS'
                                               SHARES      AMOUNT     CAPITAL       DEFICIT     ADJUSTMENT    STOCK       EQUITY
                                             ----------   --------   ----------   -----------  -----------  --------   -------------
Balances at September 30, 1994                4,844,294     48,443   14,555,950   (13,259,353)       -            -       1,345,040
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Issuances of common stock                     6,085,045     60,850    3,309,636           -          -            -       3,370,486

Issuances of warrants                               -          -        142,500           -          -            -         142,500

Net loss                                            -          -            -      (3,760,110)       -            -      (3,760,110)
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Balances at September 30, 1995               10,929,339    109,293   18,008,086   (17,019,463)       -            -       1,097,916
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Issuances of common stock                     4,501,845     45,019    4,984,557           -          -            -       5,029,576

Issuances of warrants                               -          -        308,252           -          -            -         308,252

Warrants exercised                              140,000      1,400       33,600           -          -            -          35,000

Net loss                                            -          -            -      (5,742,037)       -            -      (5,742,037)
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Balances at December 31, 1995                15,571,184    155,712   23,334,495   (22,761,500)       -            -         728,707
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Issuances of common stock                     4,280,955     42,810   17,838,083           -          -            -      17,880,893

Issuances of warrants                               -          -      1,689,464           -          -            -       1,689,464

Stock options exercised                         578,732      5,787      744,587           -          -            -         750,374

Warrants exercised                              256,700      2,567      741,558           -          -            -         744,125

Conversion of debt                              166,586      1,666       76,459           -          -            -          78,125

Cumulative translation adjustment                   -          -            -             -       32,586          -          32,586

Shares received for litigation settlement           -          -            -             -          -       (194,465)     (194,465)

Net loss                                            -          -            -     (11,573,813)       -            -     (11,573,813)
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Balances at December 31, 1996                20,854,157   $208,542  $44,424,646  $(34,336,313)   $32,586    $(194,465) $ 10,135,996
                                             ==========   ========  ===========  ============    =======    =========  ============



        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            -----------------------

                                                                                        Three Months
                                                                 Year Ended                 Ended             Year Ended
                                                                 December 31,           December 31,         September 30,
                                                                     1996                   1995                 1995
                                                                --------------          ------------          -----------
Cash flows from operating activities:
   Net loss                                                      $(11,573,813)          $(5,742,037)         $(3,760,110)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                    1,026,231                38,400              235,529
   Write-off of in-process research and development                 5,957,927             3,965,000                  --
   Minority interest                                                 (123,919)                  --                   --
   Expenses paid with issuance of warrants                          1,184,390                   --               142,500
   Expenses paid with issuance of stock                               257,094               606,750              166,000
   Shares received for litigation settlement                         (194,465)                  --                   --
   Loss on disposal of assets                                          74,706                   --                63,609
   Changes in assets and liabilities:
        Decrease (Increase) in restricted cash                        263,000              (178,000)            (185,000)
        Decrease (Increase) in accounts receivable                 (1,268,884)              107,906              271,145
        Decrease (Increase) in prepaid expenses and deposits          (92,362)                1,833               20,035
        Decrease (Increase) in production inventory                  (629,007)               64,999              193,796
        (Increase) in other assets and intangible assets              (33,316)               80,059              (1,525)
        Increase in accounts payable                                  334,908               168,460              766,900
        (Increase) in deferred merger cost                                --               (750,352)            (299,650)
        Increase (decrease) in other current liabilities                 (688)              155,941                8,571
        Increase (Decrease) in deferred revenue                    (1,307,482)              946,429              470,238
                                                                 ------------           -----------          -----------
        Net cash used in operating activities                      (6,027,436)             (534,612)          (1,907,962)
                                                                 ============           ===========          ===========
Cash used in investing activities:
   Purchase of fixed assets                                        (1,479,694)              (62,196)             (49,834)
   Acquisition of business, net                                    (3,854,737)               48,237                  --
                                                                 ------------           -----------          -----------
Net cash used in investment activities                             (5,334,431)              (13,959)             (49,834)
                                                                 ============           ===========          ===========
Cash flows from financing activities:
   Proceeds from issuances of common stock net                     13,976,390                35,000            3,204,486
   Notes receivable issued                                           (214,273)                  --              (700,000)
   Payment of capital lease obligation                                (89,907)              (22,132)             (50,115)
   Proceeds from issuance of notes payable                          1,025,000                   --                   --
   Proceeds from Bank Loan                                            592,551                   --                   --
   Payment of notes payable                                        (1,339,629)                  --                   --
                                                                 ------------           -----------          -----------
Net cash provided by financing activities                          13,950,132                12,868            2,454,371
                                                                 ============           ===========          ===========
Effect of exchange rate changes on cash                                32,586                   --                   --
                                                                 ------------           -----------          -----------
Net increase (decrease) in cash and cash equivalents                2,620,851              (535,703)             496,575
Cash and cash equivalents at beginning of period                      180,508               716,211              219,636
                                                                 ------------           -----------          -----------
Cash and cash equivalents at end of period                       $  2,801,359           $   180,508          $   716,211
                                                                 ============           ===========          ===========







        See accompanying notes to the consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

         AccuMed International, Inc. develops, manufactures and markets state-of-the-art medical devices and instruments for laboratories, hospitals and others. The Company was founded in January 1988, incorporated in June 1988 and reincorporated in Delaware in 1995.


2.  SIGNIFICANT ACCOUNTING POLICIES


         Principles of Consolidation

         The consolidated financial statements include the accounts of AccuMed International, Inc. and its majority-owned subsidiaries ("the Company")(formerly Alamar Biosciences, Inc.). The Company's interest in Oncometrics Imaging Corporation (Oncometrics) was 66.7%, 0%, and 0% at December 31, 1996, 1995, and September 30, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition

         Revenue is recognized when the products are shipped. Contract revenue from research agreements is recorded when earned and as the related costs are incurred. Payments received which are related to future performance are deferred and recognized as revenue when earned over future performance periods.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash in banks and money market fund investments with original maturities of three months or less.

         Restricted Cash

         Restricted cash as of December 31, 1996 consists of $100,000 as security deposit for a letter of credit to a vendor. The letter of credit agreement allows the vendor to draw upon the restricted cash if outstanding invoices to the Company exceeded specified time limits. As of December 31, 1996, no draws have been made and all invoices to the vendor are current.

         The restricted cash as of December 31, 1995 consists of $310,000 of certificates of deposit with maturities less than one year which were placed as collateral against a loan made by a financial institution and $53,000 held in an escrow account.

         Restricted cash as of September 30, 1995 includes an escrow deposit of $150,000 pursuant to an agreement entered into in 1995 between the Company and an outside legal counsel to the Company. Pursuant to the agreement the Company issued to their counsel 240,000 shares of common stock, net of issuance costs of $19,500, in exchange for a reduction of $150,000 in accounts payable. The escrow deposits were released in proportion to the amounts realized by the counsel from the sale of such shares in the public market. As of December 31, 1995 $97,000 had been released from the escrow account with the remaining $53,000 released in February 1996.

         Inventories

         Inventories consist primarily of raw materials and subassemblies and are stated at the lower of cost (average cost) or market. Cost is determined by the first-in first-out method (FIFO).

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Fixed Assets

         Fixed assets are stated at cost. Depreciation of plant and equipment is provided using the straight line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life of the improvement or the term of the lease. Expenditures for repairs and maintenance are charged to operations when incurred.

         Intangible Assets

         Intangible assets consists principally of values assigned to acquired proprietary technology and the excess of cost over the fair value of net assets acquired. Such amounts are being amortized on a straight-line basis over the expected periods to be benefited, generally 10 years. The Company assesses the recoverability of the excess of cost over the fair value of net assets acquired by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

         Research and Development Costs

         Research and development costs are charged to operations as incurred.

         Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding during each period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

         Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. BASIS OF PRESENTATION FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.

         In November 1994, the Company filed a lawsuit in United States District Court against Difco, a competitor, alleging misappropriation of its trade secrets, and sought a constructive trust over a patent covering important aspects of the Company's technology issued to Difco. The patent, which was issued to Difco as a result of its alleged misappropriation, covers the basic technology used in the Company's manual testing kits. A hearing on Difco's summary judgment against the Company was held on September 8, 1995. Due to the discovery of the alleged misappropriation, the Company declined to accept the proceeds of a $2,500,000 financing scheduled to close on November 10, 1994 and implemented significant cutbacks in operations pending the outcome of the lawsuit, including the elimination of its domestic sales force and suspension of research and development efforts and contract research. (The above referenced litigation has been subsequently settled.)

         On May 2, 1995, the Company received notice that MicroScan, Inc., (MicroScan), a wholly-owned subsidiary of Dade International, Inc., filed an intervention complaint with the court against both the Company and Difco, which alleged that one of the Company's founders misappropriated confidential information of MicroScan while an employee of MicroScan prior to co-founding the Company in 1988, and used such information to develop the Company's technology. The Company filed a motion for summary judgment and, on October 17, 1995, the Court granted the Company's summary judgment motion and dismissed the intervention complaint with prejudice.

         The fiscal year ended September 30, 1995 financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


4.  CHANGE IN FISCAL YEAR

         In 1995, the Company changed to a fiscal year ending December 31. The consolidated statement of operations for the three months ended December 31, 1994 (unaudited) is presented for comparison purposes only.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                     Three Months Ended
                                                     December 31, 1994
                                                     ------------------
Sales                                                   $  100,614
Less cost of sales                                        (227,300)
                                                        ----------
                                                          (126,686)
Operating expenses
  General and administrative                               384,181
  Research and development                                 150,983
  Sales and marketing                                      171,420
                                                        ----------
    Total operating expenses                               706,584
                                                        ----------

Operating loss                                            (833,270)

Other income (expense)
  Interest income                                              664
  Interest expense                                         (13,267)
                                                        ----------
    Total other income (expense)                           (12,603)
                                                        ----------

Loss before income taxes                                  (845,873)
Income tax expense                                             200
Net loss                                                $ (846,073)
                                                        ==========

Net loss per share                                      $    (0.17)
                                                        ==========

Weighted average common shares outstanding               4,894,294
                                                        ==========

5.  ACCOUNTS RECEIVABLE

         Accounts receivable includes the following at:

                                             December 31,
                                        ---------------------  September 30,
                                           1996        1995        1995
                                        ---------     -------  -------------
Trade receivables                      $2,269,688    $842,994   $221,767
Contract refunds due                         --        43,050     43,050
Other receivables                            --         6,600       --
Allowance for doubtful accounts          (126,092)    (17,932)   (19,725)
                                        ---------     -------    -------
Total                                  $2,143,596    $874,712   $245,092
                                        =========     =======    =======

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  FIXED ASSETS

         Fixed assets includes the following at:


                                                                                       December 31,
                                                        Estimated useful        -------------------------     September 30,
                                                              life                 1996            1995           1995
                                                        ----------------        --------------------------    -------------
Equipment                                                  3 - 5 years          $1,752,044      $  871,595      $  776,867
Leasehold improvements                                    5 - 13 years             544,892          60,947              --
Equipment under capital lease                                  5 years             299,090         299,090         299,090
                                                                                ----------      ----------      ----------
                                                                                 2,596,026       1,231,632       1,075,957
Less accumulated depreciation and amortization                                    (899,955)       (703,230)       (664,831)
                                                                                ----------      ----------      ----------
                                                                                $1,696,071      $  528,402      $  411,126
                                                                                ==========      ==========      ==========


7.  NOTES RECEIVABLE


         At December 31, 1996 notes receivable consisted of two notes from related parties in the aggregate amount of $214,273.

         Pursuant to the merger agreement (note 16), the Company extended the following loans, which bear interest at 10% per annum, to AccuMed Inc. to provide working capital.

DATE                                                               AMOUNT
----                                                               ------
May 9, 1995.....................................................  $150,000
May 31, 1995....................................................   125,000
June 28, 1995...................................................   125,000
August 7, 1995..................................................   125,000
August 29, 1995.................................................   175,000
                                                                  --------
                                                                  $700,000
                                                                  ========

         On November 20, 1995, the Company's Board of Directors agreed to consolidate the various notes above into a single $700,000 note. Upon consummation of the merger on December 29, 1995, such amounts were eliminated in consolidation at December 31, 1995.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following at:


                                      December 31,
                                -----------------------     September 30,
                                 1996            1995            1995
                                -------         -------     -------------
Payroll and related costs        95,211         286,998          84,970
Sales & use taxes                   --              --              908
Customer deposits                94,333          47,169           2,169
Accrued rent                        --           64,255          89,750
Other accrued expenses          690,264         482,169          25,700
                                -------         -------     -------------
    Total                       879,808         880,591         203,497
                                -------         -------     -------------


 9.  DEFERRED REVENUE

         Deferred revenue of $146,968 at December 31, 1996 consists of deposits recorded during 1996 for research projects to be performed during 1997. The Company will recognize revenue when performance milestones are met in future periods.

         On May 3, 1995, the Company entered into a letter of intent with Becton Dickinson, Inc., (Becton) pursuant to which the Company agreed to grant Becton a semi-exclusive, worldwide license of the Company's alamarBlue(TM) technology for a specific field of use. On October 10, 1995, the license agreement (License) between the Company and Becton was executed.

         On signing the letter of intent, Becton paid the Company $100,000. On June 28, 1995, Becton paid an additional $400,000 to the Company. In October 1995, the Company received $250,000 for executing the license agreement, and $750,000 upon the initial favorable resolution of the MicroScan lawsuit. In February 1996, Becton paid an additional $1,000,000 upon final favorable resolution of the MicroScan lawsuit and $1,000,000 in March 1996 upon final favorable resolution of the Difco lawsuit. Of this last amount, $500,000 is creditable against future royalties.

         The $1,500,000 received by the Company through December 31, 1995 was deferred pending resolution of the above mentioned lawsuits. Due to the settlement of the lawsuits in February and March 1996, all of the remaining deferred revenues became income during the quarter ending March 31, 1996.

10.  LONG-TERM DEBT

         Long-term debt of $230,795 at December 31, 1996 consists of the Company's portion of Oncometrics repayable contribution from the Western Economic Diversification Program. The debt does not bear interest and is repayable in semi-annual payments based on future sales of the Access device.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  NOTES PAYABLE

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------       ---------
Notes payable consist of the following at:

Note payable to bank, guaranteed by                     $  --           $100,000
  stockholders, interest at 11.75%
  payable monthly with principal payment
  due on April 30, 1996

Note payable to bank, guaranteed by                        --            455,000
  stockholders, interest at 10.75%
  payable monthly with principal payment
  due on April 30, 1996

Notes payable to stockholders, interest                   25,100          90,610
  at 10%, due on demand

Bank line of credit, collateralized by                   173,455          80,904
  substantially all assets of AccuMed
  International Limited, a wholly-owned
  subsidiary of the Company, due on demand
                                                        --------        --------
                                                        $198,555        $726,514
                                                        ========        ========

12.  STOCKHOLDERS' EQUITY

         The Board of Directors is authorized to issue 5,000,000 shares of preferred stock, the terms and rights to be established upon issuance. Of these shares, 382,500 have been designated as Series A 8% Cumulative Preferred Stock. None of these shares have been issued.

         Warrants

         In March 1996, the Company granted to certain investors in a related party warrants to purchase 687,500 shares of common stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of common stock warrants with an offsetting charge reflected as other expense in the Consolidated Statements of Operations. The investors exercised 200,000 of those warrants during 1996, 100,000 each at $3.42 and $3.87 respectively.

         In March 1996, the contingency associated with the issue of warrants was resolved resulting in the issuance of 63,472 warrants. The market value of these warrants of $255,074 was included in consideration received from the resolution of the contingency. (Note 16).

         In January 1996, the Company granted to an individual in exchange for consulting services rendered warrants to purchase 100,000 shares of common stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of common stock warrants with an offsetting charge reflected as administration expense in the Consolidated Statement of Operations.

         In January 1996, the Company received $250,000 cash in exchange for a note payable bearing interest at 11% due in April 1996, and warrants to purchase 100,000 shares of common stock at $1.25 per share. The warrants have been recorded at their estimated fair value of $352,000. This note payable was paid in 1996, resulting in a charge of $352,000 reflected as interest expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

         During 1996 56,500 warrants were exercised at $0.25 and 200 at $5.00.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      At December 31, 1996, outstanding warrants to purchase shares of common stock at any time through the expiration date were as follows:

              Shares                   Price             Expiration Date
            ---------                  -----             ---------------
            2,702,705                  $5.00                   10/97
              104,000                   2.13                   10/97
              120,000                   3.42                    3/99
              367,500                   3.87                    3/99
              400,000                   0.25                   12/99
              175,000                   5.00                   12/99
               25,275                   5.00                    4/00
              264,840                   0.63                    5/00
              100,438                   0.82                    8/00
              100,437                   1.64                    8/00
              100,437                   2.47                    8/00
              300,000                   0.63                    8/00
               63,500                   0.25                    9/00
               75,000                   1.13                   12/00
              750,000                   1.25                   12/00
              100,000                   1.25                    1/01
              100,000                  $2.13                    3/01
            ---------
            5,849,132
            =========

         In February 1995, the Company granted warrants to a consulting firm for the right to purchase 140,000 shares of the Company's common stock at a price of $.25 per share in lieu of the Company's liability of $105,000 to the consulting firm. These warrants were exercised in December 1995. In May 1995, the Company granted warrants to a placement agent for the right to purchase 100,000 shares of the Company's common stock at a price of $.25 per share as compensation for services performed relating to the canceled $2.5 million financing in November 1994. The warrants expire in August 2000. The difference between the fair market value of the stock and the common stock purchase price has been recorded as issuance of common stock warrants.

         Additionally, contingent upon consummation of the merger, a consulting firm was granted a five year warrant to purchase up to 750,000 shares of common at a price of $1.25 per share, subject to certain limitations. The fair value of these warrants has been recorded as issuance of common stock warrants.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         At December 31, 1995, outstanding warrants to purchase shares of common stock at any time through the expiration date were as follows:


         Stock Option Plan

         The Company has in effect three stock options plans for certain employees. On October 15, 1990, the Company adopted the 1990 Stock Option Plan (1990 Plan). The Company's employees, directors, and consultants are eligible to participate in the Plan. The Company has reserved shares of authorized but unissued common stock for issuance under the 1990 Plan.

         On February 4, 1992, the Company adopted the 1992 Stock Option Plan (1992 Plan), for which the Company has reserved shares of authorized but unissued common stock. Options issued under the 1992 Plan are issued, exercisable, and governed by substantially the same terms as options issued under the 1990 Plan, with the exception of provisions in the 1990 Plan accelerating the vesting of options in instances of acquisition or liquidation, which have been deleted from the 1992 Plan.

         On November 17, 1992 the Board of Directors also approved an increase, approved by the stockholders on March 2, 1993, of the number of shares of common stock reserved for issuance under the 1992 Plan from 405,000 to 505,000 shares.

         On December 29, 1995, the Company adopted the 1995 Stock Option Plan (1995 Plan), for which the Company has reserved an additional 1,832,483 shares of authorized but unissued common stock. Options issued under the 1995 Plan are issued, exercisable, and governed by substantially the same terms as options issued under the 1992 Plan.

Terms of the Plans include:

 Exercise Price _ For the 1990 Plan, fair market value determined by the Board of Directors and not less than 110% of the determined fair market value in certain instances. For the 1992 Plan and the 1995 Plan fair market value as determined by the closing price of the Common Stock on the date of issuance as reported by NASDAQ.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 Vesting Period _ A portion of the options granted to participants vested immediately with the remaining options vesting on varying schedules not exceeding five years from date of grant.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans. Accordingly, no compensation cost has been recorded. Had compensation cost for the Company's Stock Option Plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                        THREE MONTHS
                                         YEAR ENDED        ENDED         YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                            1996            1995            1995
                                        ------------    ------------    -------------
Net loss                 As reported   $(11,573,813)    $(5,742,037)     $(3,760,110)
                         Pro forma      (12,147,534)     (5,775,556)      (3,770,971)

Net loss per share       As reported   $      (0.68)    $     (0.49)     $     (0.59)
                         Pro forma            (0.72)          (0.49)           (0.59)

         Pro forma net loss and loss per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

         The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995.

                                                        THREE MONTHS
                                         YEAR ENDED        ENDED         YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                            1996            1995            1995
                                        ------------    ------------    -------------
Dividend yield                                    0%              0%              0%
Volatility                                      136%            136%            136%
Risk free interest rate                           7%              7%              7%
Expected term in years                         9.13            9.57            9.57

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A summary of the status of the Company's Stock Option Plans as of September 30, 1995 and as of December 31, 1995 and 1996 and changes during the periods then ended is presented below:

                                                      Weighted
                                                       Average
                                         Shares     Exercise Price
                                        ---------   --------------
Outstanding at September 30, 1994         532,855       $ 4.96
   Granted                                106,020       $ 1.07
   Exercised                                   --       $   --
   Expired (cancelled)                   (123,023)      $ 1.07
                                        ---------

Outstanding at September 30, 1995         515,852       $ 1.32
   Granted                              1,103,910       $ 1.11
   Exercised                                   --       $   --
   Expired (cancelled)                    (32,917)      $ 1.39
                                        ---------

Outstanding at December 31, 1995        1,586,845       $ 1.23
   Granted                                909,000       $ 4.99
   Exercised                             (578,732)      $ 1.30
   Expired (cancelled)                   (182,084)      $ 1.13
                                        ---------
Outstanding at December 31, 1996        1,735,029       $ 3.15
                                        =========

The following table summarizes information about stock options outstanding as of December 31, 1996:

                                             Options outstanding                    Options exercisable
                                --------------------------------------------    ----------------------------
                                                Weighted avg
                                                 remaining      Weighted avg                    Weighted avg
                                   Number       contractual       exercise        Number          exercise
Range of exercise prices        outstanding        life            price        exercisable        price
------------------------        -----------     ------------    ------------    -----------     ------------
$0.63 to $1.13                    881,779          8.26            $1.11           650,439         $1.11
$1.44 to $3.75                    259,250          6.12             2.57           185,917          2.11
$5.38 to $8.38                    594,000          4.56             6.41           186,335          6.54
                                ---------                                        ---------
$0.63 to $8.38                  1,735,029          6.67            $3.15         1,022,691         $1.34
                                =========                                        =========

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Common Stock

         A registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on October 3, 1996, and net proceeds of the offering approximating $11,700,000 were received by the Company on October 8, 1996.

         In July 1996 the Company issued 25,000 shares of the Company's common stock at a price of $6.25 per share to a related party. Administrative expense in the amount of $156,250 has been recorded in the Consolidated Statement of Operations.

         In June 1996 the Company issued 255,000 shares of common stock in private placements with net proceeds of $1,409,665.

         In June 1996, 166,586 shares of common stock were issued to a related party pursuant to an agreement requiring conversion of the outstanding principal and the accrued and unpaid interest totaling $78,125 into 68,500 shares of common stock of AccuMed, Inc. prior to the merger.

         In January 1996, the Company issued 60,000 shares of common stock at a price of $1.125 per share to related parties. Administrative expense in the amount of $67,500 has been reflected in the Consolidated Statement of Operations.

         In November 1995, the Company issued 20,000 shares of the Company's common stock at a price of $.625 per share to a director for consulting services performed related to the merger. Consulting expense in the amount of $12,500 has been reflected in the Consolidated Statements of Operations.

         In October 1995, the Company issued to each non-employee director of the Company 10,000 shares of the Company's common stock at a price of $.625 per share as compensation for services performed. Compensation expense in the amount of $31,250 has been reflected in the Consolidated Statements of Operations.

         In August 1995, the Company issued 16,000 shares of the Company's common stock at a price of $1 per share to a vendor as compensation for services performed in lieu of the Company's liability of $16,000 to the vendor.

         During May and August 1995, the Company completed two separate private offerings for an aggregate of 5,648,400 shares of the Company's common stock providing net proceeds of $2,931,486 (net of $598,764 of financing expenses). Also, the Company's placement agent received warrants for the future purchase of 564,840 shares of the Company's common stock at an exercise price of $0.625. Such warrants expire from May through August 2000.

         In March 1995, the Company issued 80,645 shares of the Company's common stock at a price $0.62 per share for a total of $42,500 (net of financing costs of $7,500) to a private investor.

         In March 1994, the Company finalized an agreement with one of the Company's distributors, to purchase the Company's securities in exchange for certain distribution, licensing and product development rights. Under the terms of the agreement, the Company was obligated to issue 200,000 shares of common stock for a total consideration of $500,000. At September 30, 1994, the distributor had purchased $250,000 in common stock. In November 1994, the distributor purchased the remaining $250,000 in common stock and was issued warrants to purchase 166,667 additional shares of stock at an exercise price of $3.00 per share, which warrants expired in December 1995.

         In March 1996, the contingency associated with 940,955 shares of common stock was resolved, and the shares were subsequently issued. The fair value of these shares of $5,175,252 was included in consideration received from the resolution of the contingency, see Note 16.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INCOME TAXES

         The net deferred tax assets and liabilities consist of the following at:

                                                 DECEMBER 31,    DECEMBER 31,         SEPTEMBER 30,
                                                     1996             1995                 1995
                                                     ----             ----                 ----
Deferred tax assets:
   Net operating loss carryforwards.............. $8,165,000     $ 6,520,000            $5,460,000
   Research and development credits..............    479,000         300,000               295,000
   Capitalized research and development costs....        --              --               280,000
   Depreciation..................................    420,000         162,000               175,000
   Other.........................................    184,000         114,000                65,000
                                                  ----------     -----------            ----------

        Total                                     $9,248,000       7,096,000             6,275,000
Valuation allowance                               (9,248,000)     (7,096,000)           (6,275,000)
                                                  ----------     -----------            ----------

   Net deferred tax assets and liabilities        $       --     $        --            $       --
                                                  ==========     ===========            ==========



         At December 31, 1996, the Company had approximately $22,931,000 and $7,966,000 in net operating losses for federal and state tax purposes, respectively, available to be carried forward to future periods. The carryforwards expire from 2004 to 2012 for federal purposes and from 2011 to 2012 for state purposes. The Company also has credits for research and development of $479,000 available to offset future federal income taxes, which expire from 2004 to 2012.

         As a result of providing a valuation allowance equal to the deferred tax assets, there is no federal tax provision. The provision for tax for the three months ended December 31, 1995 and the year ended September 30, 1995 is the state minimum tax.

         During the last three years, the Company has had more than a 50% change in ownership. Section 382 of the Internal Revenue Code and comparable state statutes impose certain annual limitations on the utilization of net operating loss carryforwards and research and development credits that can be used to offset income in future periods.

14.  LEASES

         Operating Leases

         The Company leased its facilities and one automobile under operating leases. Rental expense is recognized on a straight-line basis over the life of the lease. Rental expense for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995 was $380,205, $71,000, and $156,000, respectively.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Minimum future annual rent payments are as follows for years ending December 31:

      YEAR                   AMOUNT
      ----                   ------
      1997                 $325,321
      1998                  269,125
      1999                  269,125
      2000                  205,775
      2001                  143,198
   Thereafter             1,288,000
                         ----------
      Total              $2,500,544
                         ==========

         Capital Leases

         In July and September 1994, the Company entered into capital leases for production equipment in the total amount of $231,693, with principal and interest payable monthly, interest at approximately 21%, and total residuals of $34,754 due in July and September 1997.

         In October 1994, the Company entered into a capital lease for office equipment in the total amount of $29,000, with principle and interest payable monthly, interest at 8.71%, and a residual of $4,350, due in October 1997.

         Future minimum lease payments under capital lease obligations for the year ending December 31, 1996 are as follows:




               YEAR                                   AMOUNT
               ----                                   ------
               1997                                   97,958
               Less amount representing interest      (8,148)
                                                      ------
                                                      89,810
                                                      ======


15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Non-cash investing and financing activities:

         During the year ended December 31, 1996, the Company issued common stock and warrants for the payment of expenses. The value of common stock and warrants issued was $257,094 and $1,184,390, respectively. A shareholder returned previously issued shares to the Company as compensation for the settlement of litigation which amounted to $194,465.

         During the three month period ending December 31, 1995 and the year ended September 30, 1995 the Company acquired assets under capital leases in the amounts of $0 and $21,341, respectively.

         During the three months ended December 31, 1995, the Company acquired all of the outstanding shares of AccuMed, Inc. in exchange for common stock of the Company. The fair value of net liabilities assumed was $828,476. Cash acquired totaled $48,237.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Cash paid for interest and income taxes:

                                      YEAR ENDED                 THREE MONTHS ENDED           YEAR ENDED
                                  DECEMBER 31, 19996              DECEMBER 1, 1995        SEPTEMBER 30, 1995
                                  ------------------              ----------------        ------------------
Cash paid during the period for:
  Interest                              76,350                          19,122                   46,657
  Income taxes                            --                              --                        800


16.  COMMITMENTS

         Pfizer Agreement

         In October 1992, the Company entered into an agreement to conduct a research project for the purpose of developing a testing procedure for another entity. The maximum payments the Company may receive for completion of the agreement are $246,000. As of December 31, 1996, the Company had received payments of $184,500 based on procedures completed to date.


17.      MERGER AND RELATED TRANSACTIONS

         On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly owned subsidiary ("AccuMed"). AccuMed is primarily engaged in the research and development of diagnostic screening products for the cytopathology and microbiology clinical laboratory, pharmaceutical and veterinary segments of the health care industry. Following the acquisition, AccuMed ceased to exist as a legal entity and the merged entity was renamed AccuMed International, Inc. Pursuant to the terms of the merger agreement the Company issued 3,931,401 unconditional shares of common stock valued at $4,422,826 and 237,840 warrants valued at $68,252 on December 29, 1995. An additional 1,881,910 shares and 126,945 warrants were issued to AccuMed stockholders on December 29, 1995, however, such shares and warrants are contingent and subject to forfeiture if specified performance goals are not achieved by the merged entity during the 24 months beginning January 1, 1996. The contingent consideration will be recorded when the goals are achieved and will be computed based upon the stock price on such date.

         The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible assets has been allocated to identifiable intangibles of acquired proprietary technology ($2,644,556) and in-process research and development ($3,965,000). The acquired proprietary technology will be amortized over the expected period to be benefited, which is estimated to be 10 years with the in-process research and development charged to operations at the date of acquisition.

         The contingency associated with 940,955 shares and 63,472 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of approximately $5,273,000. Such amount has been allocated to acquired proprietary technology ($1,775,000) and in-process research and development ($3,498,000) and recorded in March 1996.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The results of operations of AccuMed have not been included in the Consolidated Statements of Operations for the three months ended December 31, 1995 or for the year ended September 30, 1995 because the acquisition occurred at the end of the three month period ended December 31, 1995. The following pro forma information has been prepared assuming that the acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for the amortization of intangibles and write-off of in-process research and development arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                                                         THREE MONTHS ENDED               YEAR ENDED
                                                                          DECEMBER 31, 1995           SEPTEMBER 30, 1995
                                                                          -----------------           ------------------
                                                                                           (UNAUDITED)
Sales.............................................................             $1,109,506                  $3,979,930
Net loss..........................................................             (7,016,824)                 (9,844,326)
Net loss per share................................................                 $(0.60)                     $(1.00)



         The Company, AccuMed and AccuMed International Limited, a wholly-owned subsidiary of AccuMed, entered into a Manufacturing and Supply Agreement effective as of July 1, 1995, (the Manufacturing Agreement) pursuant to which the Company purchased ID/MIC panels from Sensititre Limited. The Manufacturing Agreement was terminated on December 29, 1995. Amounts paid to AccuMed for the year ended September 30, 1995 under the Manufacturing Agreement were $277,172. Additionally, the Company gave a deposit to AccuMed of $50,000 in October 1995, for the purchase of supplies and raw materials in relation to this agreement.

         Pursuant to a Distributor Agreement effective as of July 1, 1995 between AccuMed and the Company (the Distributor Agreement), the Company appointed AccuMed as its distributor for microbiology products. AccuMed was the exclusive distributor in the United States, Canada, Mexico, Puerto Rico, Japan, the Far East, Australia and Europe (except Italy, Portugal, Germany, Austria, Belgium, Cyprus, Greece, Luxembourg, The Netherlands, Switzerland and Turkey), and a non-exclusive distributor in Central America, South America, Africa, South Africa, Korea, East Europe, the Middle East, China and Taiwan. The Distributor Agreement was terminated on December 29, 1995. Amounts paid to AccuMed for the year ended September 30, 1995 under the Distributor Agreement were $35,677.

         Pursuant to an oral agreement (the Oral Agreement), the Company paid AccuMed an amount equal to 30% of AccuMed's lease payment (approximately $2,500 per month) for its manufacturing facility in Cleveland, Ohio and 30% of AccuMed's general overhead expenses in consideration for AccuMed providing sales, marketing and distribution services on behalf of the Company. Such arrangement terminated on December 29, 1995. Amounts paid to AccuMed for the year ended September 30, 1995, under this Oral Agreement were $67,508.

         Pursuant to a Research and Development Agreement, effective as of July 1, 1995, (the R&D Agreement) between the Company and AccuMed the Company granted to Sensititre Limited, a wholly-owned subsidiary of AccuMed, a non-exclusive license to use the Company's intellectual property, including know-how, trade secrets and technology relating to alamarBlue(TM) for the sole purpose of conducting research and development activities using such intellectual property. Under the R&D Agreement, the Company paid the actual hourly wage per employee hour spent on such research and development and reimburses AccuMed for its expenses relating thereto. The R&D Agreement terminated on December 29, 1995. Amounts paid to AccuMed for the year-ended September 30, 1995, under this R&D Agreement were $20,000.

         At September 30, 1995, the Company had recorded an accounts receivable of $53,499 from AccuMed which resulted from the sale of inventory to AccuMed. Additionally, the Company had recorded approximately $123,000 of accounts payable to AccuMed for services received pursuant to the Manufacturing, Distributor and Oral Agreements. Upon consummation of the merger on December 29, 1995 such amounts were eliminated in consolidation.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company recorded a deferred asset at September 30, 1995, of $299,650 relating to direct costs paid to unrelated entities for services performed related to the merger. These deferred costs have been included in determining the cost of AccuMed.

         In February 1995, the Company and AccuMed entered into an agreement with a consulting firm (Consulting Firm) to pay the Consulting Firm an aggregate finders fee for assistance with the merger, of which $50,000 was paid with proceeds from the Company's private offering in August 1995 and is non-refundable. The remaining obligation was satisfied through the issuance of 444,444 shares of common stock on December 29, 1995 and the issuance of a five-year warrant to purchase 750,000 shares of common stock at $1.25 per share. The total finders fee of $790,000 has been included as direct costs of the acquisition.

         The Company entered into an agreement with Bridgemere Capital (Bridgemere), which has been acting as special advisor to the Company, pursuant to which the Company has paid to Bridgemere a fee of $50,000 and has agreed to pay an additional $55,000 in cash and issued 56,000 shares of common stock on December 29, 1995. The total finders fee of $168,000 has been included as direct costs of the acquisition.


18.  RELATED-PARTY TRANSACTIONS

         In June 1996, 166,586 shares of common stock were issued to a related party pursuant to an agreement requiring conversion of the outstanding principal and the accrued and unpaid interest totaling $75,000 into 68,500 shares of common stock of AccuMed prior to the merger with the Company.

         In April 1996, the Company entered into a settlement agreement with several stockholders. Under the terms of this agreement, 31,812 shares of common stock held by these stockholders with a fair value of $194,468 were returned to the Company and are being held as treasury stock. An additional 6,144 shares of common stock contingent and subject to forfeiture if specified performance goals are not achieved in 1997 were also returned to the Company.

         In March 1996, the Company granted to certain investors in a related party warrants to purchase 687,500 shares of common stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of common stock warrants with an offsetting charge reflected as other expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

         In January 1996, the Company received $250,000 cash in exchange for a note payable bearing interest at 11% due in April 1996, and warrants to purchase 100,000 shares of common stock at $1.25 per share. The warrants have been recorded at their estimated fair value of $352,000. This note payable was paid in 1996, resulting in a charge of $352,000 reflected as interest expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

         In January 1996, the Company granted to an individual in exchange for consulting services rendered warrants to purchase 100,000 shares of common stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of common stock warrants with an offsetting charge reflected as administration expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In September 1995, the Company paid $12,500 to a director for consulting services performed related to the private financings in May and August 1995 and the proposed merger between the Company and AccuMed. Additionally, in November 1995, the Company issued 20,000 shares of the Company's common stock at a price of $.625 per share to the same director for the consulting services described above.

         In December 1994, the Company entered into a Consulting Services Agreement, effective January 1, 1995, with a Placement Agent, also a stockholder of the Company, pursuant to which the Placement Agent agreed to provide certain financial consulting services to the Company for a period of 12 months with an option to renew the agreement for an additional 12 months at the consent of both the Placement Agent and the Company. In exchange for the consulting services, the Company will pay the Placement Agent an aggregate sum of $58,500. At September 30, 1995, the Company had paid the Placement Agent $42,500.

         All non-employee directors have received an option to purchase 750 common shares and option to purchase 250 additional shares annually. In 1993 and 1994, all non-employee directors received an option to purchase 1,000 shares and 5,000 shares of the Company's common stock, respectively. In 1995, all non-employee directors received options to purchase 5,000 to 9,215 shares of the Company's common stock, contingent upon their length of service. These directors will receive options for 5,000 additional shares annually. All such awards are made pursuant to the 1992 Plan.

19.   WARRANTY RESERVE

         The company provides a warranty reserve for costs associated with repair or replacement parts of cytopathology and microbiology products sold. The reserve at December 31, 1996 was $30,000. No reserve was recorded at December 31, 1995, or September 30, 1995 due to limited product sales for these periods.

20.  ACQUISITIONS

         On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics for a total purchase price of $4.0 million which includes $2.0 million to be used solely as working capital for Oncometrics. The purchase price was paid from the net proceeds of a public offering and has been reflected in the Consolidated Balance sheet as of December 31, 1996. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to assets purchased and liabilities assumed based on fair values at the date of acquisition. The excess purchase price consists of $1,645,200 million of acquired in process research and development and $1,096,000 million of purchased technology and reflects the 33% minority interest holding. The Consolidated Balance sheet reflects the $1,096,000 million of purchased technology as intangible assets. The $1,645,200 million in-process research and development was reported as acquired research and development in the Consolidated Statement of Operations during 1996. The financial results of Oncometrics have been translated from Canadian dollars to U.S. dollars using an exchange rate of 0.75 for the period October 15, 1996 through December 31, 1996 and 0.75 as of December 31, 1996. The Company's share of operations of Oncometrics from purchase date through December 31, 1996 have been recorded in the Consolidated Statement of Operations.

         The unaudited proforma consolidated results of operations giving effect to the acquisition of Oncometrics as if it had occured as of October 1, 1994 follows:

                                                    Three Months
                                Year ended             Ended             Year Ended
                            December 31, 1996    December 31, 1995    September 30, 1995
                            -----------------    -----------------    ------------------
Sales                           6,235,892               247,089              679,328
Net loss                      (12,066,170)           (5,876,285)          (5,461,065)
Net loss per share                  (0.71)                (0.50)               (0.86)

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On October 10, 1996, the Company acquired the remaining 90% interest in Radco Ventures, Inc. ("Radco"), for $1.4 million in cash. Radco was formed to develop diagnostic microbiology test panels and automated reading instruments. The acquisition has been accounted for using the purchase method of accounting, and, accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based on fair values at the date of acquisition. The excess purchase price over fair value of approximately $795,000 over tangible assets has been allocated to in-process research and development and recorded as acquired research and development in the Consolidated Statement of Operations.

         In August 1996, the Company acquired assets from Technostics Corp. in consideration for the issuance of 69,308 shares of common stock, which shares are being held in escrow pending resolution of a contingency regarding any challenge or claim filed in the succeeding twelve months calling into question the ownership rights to such patents. The assets to be acquired consist largely of U.S. and foreign patents in the areas of image analysis and automated cytology. The Company did not assume any liabilities of Technostics. The contingent consideration relating to the issuance of these shares will be recorded when the contingency is resolved and will be computed based upon the stock price on such date.


21.  SUBSEQUENT EVENTS

         On March 3, 1997, the Company acquired certain assets and liabilities of Difco Microbiology Systems, Inc. (Difco) related to the manufacture and distribution of blood culture instruments. The acquisition will be recorded under the purchase method of accounting. As the fair value of the assets acquired and liabilities assumed exceeds the purchase price paid, the excess fair value will be allocated to reduce proportionately the values assigned to noncurrent assets with any remainder recorded as a deferred credit. The acquisition will be recorded by the Company during the first quarter of 1997.

         The Company funded the acquisition through a private placement to investors consisting of $8,500,000 of 12% convertible notes (notes) with a three year term. Investors also received warrants to purchase shares of the Company's common stock equal to 10% of the note with an expiration period dependent on conversion of the notes. The placement agent, a shareholder of the Company, received out of pocket expenses of $56,500, a placement fee equal to 7% of the proceeds of the offering, and warrants to purchase 200,000 shares of the Company's common stock.

         As the private placement did not close until March 14, 1997, the Company obtained a bridge loan to finance the acquisition during the interim period between acquisition of Difco and private placement. The two individual lenders, who are also shareholders of the Company, agreed to loan the Company $6,000,000 at an interest rate of 12% per annum. The Company repaid the bridge loan on the date on which proceeds of the notes were received in escrow. The Company incurred approximately $140,000 of origination fees and interest expense as a result of the bridge loan, and this amount will be expensed in the first quarter of 1997.