Form 10QSB
period 1997-03-31
ACCUMED INTERNATIONAL INC
filed 1997-05-15
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---  For the transition period from        to      .
                                    -----     -----

                         Commission file number 0-20652

                          ACCUMED INTERNATIONAL, INC.
     ------------------------------------------------------------------
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
Yes  X       No
    ---         ---
The number of shares of Common Stock outstanding as of  May 6, 1997:
22,147,232 Transitional Small Business Disclosure Format (check one):
Yes          No  X
    ---         ---

                          ACCUMED INTERNATIONAL, INC.

                                        INDEX



                                                                                      Page
                                                                                     Number
  PART I             Financial Information

       1.            Consolidated Financial Statements

                     Consolidated Balance Sheets -

                       March 31, 1997  and December 31, 1996 . . . . . . . . . . . .   1

                     Consolidated Statements of Operations-
                          Three Months Ended March 31, 1997 and 1996 . . . . . . . .   2

                     Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 1997 and 1996 . . . . . . . .   3

                     Notes to Consolidated Financial Statements. . . . . . . . . . .   4

       2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations  . . . . . . . . . . .   5

PART II.             Other Information

       6.            Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             March 31,       December 31,
    ASSETS                                                     1997             1996
                                                             ----------       ----------
Current Assets
  Cash and cash equivalents                                 $ 1,626,887      $ 2,801,359
  Restricted cash                                               100,000          100,000
  Accounts receivable                                         4,522,224        2,143,596
  Prepaid expenses and deposits                                 327,369          217,198
  Production inventory                                        3,229,249        1,772,127
                                                            -----------      -----------
    Total current assets                                      9,805,729        7,034,280
                                                            -----------      -----------

Fixed assets, net                                             6,437,781        1,696,071
                                                            -----------      -----------

Notes receivable                                                208,273          214,273
Deferred financing costs                                      1,310,540                -
Goodwill and intangible assets                                5,160,036        5,340,411
Other assets                                                    207,176          194,507
                                                            -----------      -----------
                                                            $23,129,535      $14,479,542
                                                            ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $ 2,864,851      $ 2,340,769
  Other current liabilities                                   1,232,316          879,808
  Deferred revenue                                               44,303          146,968
  Notes payable                                                  25,100          198,555
  Capital lease obligation due within one year                   75,435           89,810
                                                            -----------      -----------
    Total current liabilities                                 4,242,005        3,655,910
                                                            -----------      -----------

Warranty reserves                                             1,500,000                -
Long term debt                                                8,715,793          230,795
Minority interest                                               419,118          456,841
                                                            -----------      -----------
                                                             10,634,911          687,636
                                                            -----------      -----------

Stockholders' equity
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 21,888,631 shares issued and outstanding
    at March 31, 1997, 20,854,157 at December 31, 1996          218,886          208,542
  Additional paid-in capital                                 48,736,351       44,424,646
  Cumulative translation adjustment                              13,436           32,586
  Accumulated deficit                                       (40,499,317)     (34,335,313)
  Less treasury stock,  37,956 shares at March 31, 1997,
  and 31,812 shares at December 31, 1996, respectively         (216,737)        (194,465)

                                                            -----------      -----------
    Total stockholders' equity                                8,252,619       10,135,996
                                                            -----------      -----------
                                                            $23,129,535      $14,479,542
                                                            ===========      ===========

        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  Three Months     Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1997             1996
                                                  -----------       ----------
  Sales                                            $3,049,414       $1,187,701
  Less cost of sales                               (1,491,600)        (595,210)
                                                   ----------       ----------
    Gross profit (loss)                             1,557,814          592,491
                                                   ----------       ----------

  Operating expenses:
    General and administrative                      1,859,995          914,057
    Acquired Research and development                       -        3,499,727
    Research and development                        1,153,784          575,059
    Goodwill writeoff                               3,582,068                -
    Sales and marketing                               975,217          393,177
                                                   ----------       ----------
     Total operating expenses                       7,571,064        5,382,020
                                                   ----------       ----------

  Operating loss                                   (6,013,250)      (4,789,529)
                                                   ----------       ----------

  Other income (expense):
    Interest income                                    11,598            5,837
    Interest expense                                 (199,898)        (326,831)
    Other income (expense)                                430        2,462,252
    Minority interest                                  37,723                -
                                                   ----------       ----------
     Total other income (expense)                    (150,147)       2,141,258
                                                   ----------       ----------

  Loss before income taxes                         (6,163,397)      (2,648,271)

  Income tax expense                                        -              850
                                                   ----------       ----------
     Net loss                                     ($6,163,397)     ($2,649,121)
                                                   ==========       ==========
     Net loss per share                                ($0.29)          ($0.17)
                                                   ==========       ==========

     Weighted average common shares outstanding    20,999,058       15,793,157
                                                   ==========       ==========


        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Three Months        Three Months
                                                                      Ended              Ended
                                                                    March 31,          March 31,
                                                                      1997                1996
                                                                  ------------        ------------
 Cash flows from operating activities:
   Net loss                                                        $ (6,163,397)      $ (2,649,121)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                        181,724            133,344
   Write-off of in-process research and development                         -            3,499,727
   Write-off of impaired goodwill                                     3,582,068                -
   Minority interest                                                     (7,839)               -
   Expenses paid with issuance of warrants                                  -            1,350,390
   Shares received for litigation settlement                             22,272                -
   Changes in assets and liabilities:
     Decrease (Increase) in restricted cash                                 -               53,000
     Decrease (Increase) in accounts receivable                         335,113              5,355
     Decrease (Increase) in prepaid expenses and deposits              (110,171)            11,383
     Decrease (Increase) in production inventory                       (456,346)          (205,558)
     (Increase) in other assets and intangible assets                    20,040             (6,508)
     Increase in accounts payable                                        21,322            475,631
     (Increase) in deferred financing costs and intangibl              (650,920)              -
     Increase in other current liabilities and reserves                  39,545           (115,595)
     Increase in notes payable                                              -              314,446
     Increase (Decrease) in deferred revenue                           (102,665)        (1,454,450)
                                                                   ------------       ------------
     Net cash used in operating activities                           (3,211,255)         1,412,044
                                                                   ------------       ------------

 Cash used in investing activities:
   Purchase of fixed assets                                            (275,153)          (200,685)
   Acquisition of business, net                                      (6,000,000)               -
                                                                   ------------       ------------
 Net cash used in investment activities                              (6,275,153)          (200,685)
                                                                   ------------       ------------
 Cash flows from financing activities:
   Proceeds from issuances of common stock net                           38,097             16,924
   Notes receivable (issued) collected                                  (13,150)               -
   Payment of capital lease obligation                                  (24,557)           (26,663)
   Proceeds from issuance of notes payable                            8,500,000                -
   Proceeds from bridge loan                                          6,000,000                -
   Payment of notes payable and bridge loan                          (6,188,455)               -
                                                                   ------------       ------------
 Net cash provided by financing activities                            8,311,935             (9,739)
                                                                   ------------       ------------
 Net increase (decrease) in cash and cash equivalents                (1,174,473)         1,201,620

 Cash and cash equivalents at beginning of period                     2,801,359            180,508
                                                                   ------------       ------------
 Cash and cash equivalents at end of period                        $  1,626,887       $  1,382,128
                                                                   ============       ============

          See accompanying notes to consolidated financial statements.

                                     PART I

                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

ACCUMED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

2. Basis of Presentation: The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

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

    The contingency associated with the remaining 940,955 shares of Common Stock and 63,472 warrants was resolved (performance goal achieved) in March 1997 resulting in contingent consideration of $3,582,068. Such amount has been recorded as goodwill associated with the merger and charged off in its entirety to operations during the three months ended March 31, 1997 as an impaired asset.

4. Notes Payable: On March 14, 1997, the Company received $8,500,000 in cash in exchange for convertible notes bearing interest at 12% due in March 2000. Investors also received 850,000 warrants to purchase shares of the Company's Common Stock with an expiration period dependent on conversion of the notes. The placement agent, a shareholder of the

    Company, received out of pocket expenses of $56,500, a placement fee equal to 7% of the proceeds of the offering and five year warrants to purchase 200,000 shares of the Company's Common Stock. Of the loan proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Culture System II product line acquisition on March 3, 1997 (see note 5), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. The costs associated with the issuance of these notes of $1,321,000 will be amortized over the three year term of the notes.

5. Acquisitions: On March 3, 1997, the Company acquired certain assets and liabilities of Difco Microbiology Systems, Inc ("Difco") for a total purchase price of $6,000,000 in cash. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based on their estimated fair values. This treatment resulted in no excess purchase price over fair value of tangible assets acquired. The operations of Difco have been included in the consolidated statement of operations since the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Effective March 3, 1997, the Company acquired certain assets and liabilities of Difco Microbiology Systems, Inc. relating to the ESP Culture System II product line (the "ESP Product Line"). The results of operations reflected in the Company's consolidated statement of operations for the quarter ended March 31, 1997 include the results of operations of the ESP Product Line from the date of the acquisition, whereas results of operations from prior periods reflect the operations of the Company's microbiology and cytopathology product lines only. The historical results of operations of the Company presented herein are not necessarily indicative of future results of operations of the Company.

     Revenues from sales for the quarter ended March 31, 1997 increased to $3,049,000 compared to $1,188,000 for the quarter ended March 31, 1996, due primarily to the increase in sales in the microbiology and cytopathology product lines.

     Cost of sales increased from $595,000 in the first quarter of 1996 to $1,492,000 in the first quarter of 1997, reflecting the increased sales volume in the microbiology product line and increased cytopathology instrument sales.

     General and administrative expenses increased from $914,000 in the first quarter of 1996 to $1,860,000 in the comparable 1997 quarter primarily due to increases in staffing, office, professional fees, and investor relations efforts.

     Interest expense of $200,000 in the first quarter of 1997 reflected amounts accrued on the bridge loan and three year notes issued. The interest expense for the first quarter of 1996 of $327,000 reflected non-cash interest incurred for issuance of warrants connected with notes payable repaid in that year.

     Research and development expenses increased from $575,000 in the first quarter of 1996 to $1,154,000 in the first quarter of 1997 due primarily to increased spending in the cytopathology area.

      The $3,500,000 charge off of acquired research and development expenses in the first quarter of 1996 was in connection with the merger with AccuMed, Inc. on December 29, 1995. No additional amounts were expensed in the first quarter of 1997 in this regard.

   The $3,582,000 goodwill write-off in the first quarter of 1997 is due to contingent consideration associated with the AccuMed, Inc. merger.

     Sales and marketing expenses increased from $393,000 in the first quarter of 1996 to $486,000 in the first quarter of 1997 due to increased marketing efforts for the cytopathology product line.

     For the three month period ended March 31, 1997, other income was negligable as compared to $2,462,000 for the first three months of 1996 principally due to $3,500,000 of income pursuant to a license agreement offset by $954,000 of expenses primarily associated with warrants issued in connection with RADCO Ventures, Inc. (initially a joint venture formed by the Company and certain investors which was subsequently acquired by the Company and has been merged with and into the Company).

     Net loss increased from $2,649,000 for the first quarter of 1996 to $6,163,000 for the first quarter of 1997, due to increased sales volume and related gross margins offset by increased operating expenses, including non-cash expenses of $3,582,000 relating to the write off of impaired goodwill, and the reduction of other income. Net loss per share for the quarter ending March 31, 1997 was $0.29 compared to $0.17 for the quarter ended March 31, 1996. Weighted average shares outstanding for the periods 1997 and 1996 were 20,999,000 and 15,797,000, respectively.
     The Company's increase in net current assets of $2,186,000 as of March 31, 1997 as compared to December 31, 1996 is due primarily to the Company's acquistion at March 3, 1997 relating to the ESP Product Line.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its public offerings of securities to fund its cash requirements. From the initial public offering in October 1992 through March 31, 1997, the Company has raised approximately $43,000,000 in aggregate net proceeds from public offerings and private placements of securities. The Company's most recent private placement was closed in March 1997, resulting in the issuance of $8,500,000 in three year convertible notes bearing interest at a rate of 12% per annum. During the first quarter of 1997, the Company received an aggregate of $38,000 upon the exercise of certain stock options and warrants.

     In connection with the Company's initial public offering and certain private placements, the Company issued warrants to purchase an aggregate of 2,702,905 shares of Common Stock (the "Redeemable Warrants"). If the closing price per share of Common Stock exceeds $7.50 (subject to adjustment) per share for a minimum of 20 consecutive trading days, the Company would have the right to redeem the Redeemable Warrants, upon notice of not less than 60 days given to holders within three days following any such 20 day period, at a redemption price of $0.25 per underlying share.The exercise price of the Redeemable Warrants, which expire October 1, 1997, is $5.00 per share. If all Redeemable Warrants were exercised, of which there can be no assurance, the Company would
receive approximately $13.5 million in gross proceeds.   The Company has agreed
with the underwriters of the public offering consummated in October 1996 not to redeem the Redeemable Warrants, without the underwriters' consent, prior to October 3, 1997.

     The Company intends to expend substantial funds for research and product development, possible acquisitions, scale-up of manufacturing capacity, reduction of accounts payable and other working capital and general corporate purposes. Although the Company believes that existing cash balances and internally generated funds will be sufficient to finance the Company's projected operations through at least the next 12 months, there can be no assurance to that effect. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the costs, timing and success of the Company's product development efforts, the costs and timing of acceptance of the Company's products, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors. If additional financing is needed, the Company may seek to raise additional funds through public or private financings, collaborative relationships or other arrangements.

     The Company currently has no commitments with respect to sources of additional financing, and there can be no assurance that any such financing sources, if needed, would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms satisfactory to the Company. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders.

 IMPACT OF ACQUISITION OF ESP PRODUCT LINE

     On March 3, 1997, the Company acquired certain assets and liabilities relating to the ESP Product Line for aggregate cash consideration of $6,000,000. The transaction was accounted for under the purchase method of accounting, resulting in accounts receivable, inventory, and equipment of approximately $2,211,000, $914,000, and $4,685,000, respectively being recorded in the Company's financial statements, along with net liabilities of $1,810,000 at the acquistion date.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed herewith:

                27.1  Financial Data Schedule

     (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the
quarter ended March 31, 1997   1.  On March 18, 1997, a Current Report on Form
8-K dated March 3, 1997:    Item 2 - Acquisition or Disposal of Assets -
reporting the acquisition of the ESP Culture System II product line, and Item 7
- Financial Statements and Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ACCUMED INTERNATIONAL, INC.

                                                    /s/   Leonard R. Prange
                                                ----------------------------
                                                Leonard R. Prange
                                                Chief Financial Officer and
                                                Chief Operating Officer

Date:  May 15, 1997