Form 10KSB/A
period 1996-12-31
ACCUMED INTERNATIONAL INC
filed 1997-07-17
CIK 888335

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB

                                AMENDMENT NO. 1


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

        Consolidated Statements of Cash Flows for the year ended December 31, 1996, the three months ended December 31, 1995 and the year ended September 30, 1995.

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

10.12   Amendment No. 1 to the Registrant's 1995 Stock Option Plan. (4)(8)

10.13   Amendment No. 2 to the 1995 Stock Option Plan.  (4)

10.14 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

10.15 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option Plan. (1)(4)

10.16 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.17   Amended and Restated 1990 Stock Option Plan.  (4)(9)

10.18   Amendment No. 1 to Amended and Restated 1990 Stock Option Plan.  (4)

10.19   The Registrant's Amended and Restated 1992 Stock Option Plan.  (11)(4)

10.20   Amendment No. 1 to Amended and Restated 1992 Stock Option Plan.  (4)

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

10.23 Rider 1 to Franklin Square Commercial Lease between the Registrant and the Lumber Company dated May 30, 1996.(5)

10.24   Collaboration Agreement and Worldwide Exclusive License between the
        Registrant and G&G Dispensing, Inc. dated March 22, 1994. (5)

10.25   Amendment No. 2 effective as of August 6, 1996 to the Collaboration
        Agreement and Worldwide Exclusive License between the Registrant and G&G
        Dispensing, Inc. dated March 22, 1994. (6)

10.26   O.E.M. Supply Agreement between Olympus America, Inc., Precision
        Instrument division and

        the Registrant dated May 31, 1996.(12)

10.27   Securities Purchase Agreement dated May 31, 1996 among the Registrant,
        Kingdon Associates, L.P., Kingdon Partners, L.P., and Kingdon Offshore
        N.V.  (13)

10.28   Share Purchase Agreement between the Registrant and Xillix Technologies
        Corp. dated as of August 16, 1996.(11)

10.29   Subscription Agreement between the Registrant and Oncometrics Imaging
        Corp. dated as of August 16, 1996.(11)

10.30   Stock Purchase Agreement by and among the Registrant, RADCO Ventures,
        Inc. and the Selling Stockholders named therein dated as of August 15,
        1996.  (10)

10.31   Distribution Agreement by and between the Registrant and Fisher
        Scientific Company, dated September 10, 1996. (12)+

10.32   Employment Agreement between the Registrant and Leonard R. Prange dated
        September 9, 1996.  (4)(10)

10.33 Promissory Note dated as on February 11, 1997 made by the Registrant in favor of Oncometrics Imaging Corp. evidencing indebtedness in the original principal amount of $500,000. (6)

10.34 Security Agreement dated as of February 11, 1997 between the Registrant and Oncometrics Imaging Corp. (6)

10.35   Convertible Promissory Note made as of February 19, 1997 by the
        Registrant in favor of Robert L. Priddy and Edmund H. Shea, Jr. as
        Payees evidencing indebtedness in the original principal amount of $6.0 million. (6)

10.36   Loan Agreement dated as of February 19, 1997 among the Registrant and
        Robert L. Priddy and Edmund H. Shea, Jr. (6)

10.37 Agency Agreement between the Registrant and Commonwealth Associates dated as of March 3, 1997. (6)

10.38   Warrant Agreement among the Registrant, Commonwealth Associates and
        American Stock Transfer and Trust Company as transfer agent relating to Warrants to purchase an aggregate of 850,000 shares of Common Stock dated March 13, 1997. (6)

10.39   Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common Stock issued to several investors in a private placement consummated March 13, 1997.
        (6)

10.40 Form of Subscription Agreement between the Registrant and several investors in the private placement consummated on March 13, 1997. (6)

10.41 Form of 12% Convertible Promissory Note evidencing indebtedness in the original aggregate principal amount of $8.5 million made by the Registrant in favor of several investors in the private placement consummated on March 13, 1997. (6)

10.42   Stock Purchase Warrant between the Registrant and Commonwealth
        Associates dated as of March 13, 1997 pertaining to Warrants to purchase an aggregate of 200,000 shares of Common Stock and Form of Warrant
        Certificate dated as of March 13, 1997 evidencing the right to acquire an aggregate of 200,000 shares of Common Stock issued to Commonwealth
        Associates and/or its designees, issued in connection with the private placement consummated March 13, 1997. (6)

10.43   Manufacturing and License Agreement dated December 30, 1996, between the
        Registrant and Salcom S.r.l. (6)

10.44   Asset Purchase Agreement dated as of March 3, 1997 between the
        Registrant and Difco Microbiology Systems, Inc.  (14)

10.45   Manufacturing Agreement dated as of March 3, 1997 among the Registrant,
        Difco Laboratories Incorporated, a Michigan corporation, and Difco
        Laboratories Incorporated, a Wisconsin corporation, as amended by Amendment No. 1 dated as of March 10, 1997. (6)

10.46 Transition Services and Facilities Agreement dated as of March 3, 1997 between the Registrant and Difco Laboratories Incorporated, a Michigan corporation. (6)

10.47   Base Media License Agreement dated as of March 3, 1997 between the
        Registrant and Difco Laboratories Incorporated. (6)

10.48   Sale and Leaseback Agreement between the Registrant and Leasetec, Inc.
        (9)

10.49   License Agreement dated July 6, 1994, between the Registrant, Vanellus
        AB, and Uppsala Bildbehandlings AB.  (1)

10.50 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $64,409.20. (4)

10.51 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $100,000. (4)

22.1    Subsidiaries of the Registrant. (6)

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


(5) Incorporated by reference to the Registrant's Registration Statement Form S-2 (Regis. No. 333-09011) filed with the Commission on July 26, 1996.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1994.

(8) Incorporated by reference to Pre-effective Amendment No. 1 to the Registration Statement on Form S-2 (Regis. No. 333-09011) filed with the Commission on August 29, 1996.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on June 3, 1992.

(10) Incorporated by reference to Pre-effective Amendment No. 4 to the Registration Statement of Form S-2 (Regis. No. 333-09011) filed with the Commission on October 3, 1996.

(11) Incorporated by reference to Pre-Effective Amendment No. 1 to Form SB-2, filed with the Commission on November 8, 1993).

(12) Incorporated by reference to Pre-effective Amendment No. 2 to the Registration Statement on

         Form S-2 (Regis. No. 333-09011) filed with the Commission on September 23, 1996.

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-07681), filed with the Commission on July 3, 1996.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 3, 1997.


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

         AccuMed International, Inc. and its subsidiaries:

                 1. Pro forma Condensed Combing Balance Sheet as of September 30, 1996.

                 2. Pro Forma Condensed Combing Statements of Operations for the nine months ended September 30, 1996.

                 3. Pro Forma Condensed Combing Statements of Operations forth the three months ended December 31, 1995.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                                    Date:  July 17, 1997

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



                                        /S/ KPMG Peat Marwick LLP


Chicago, IL
March 28, 1997

                        INDEPENDENT ACCOUNTANTS' REPORT



The Shareholders
Alamar Biosciences, Inc.


We have audited the accompanying balance sheet of Alamar Biosciences, Inc., as of September 30, 1995, and related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alamar Biosciences, Inc., at September 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company is involved in litigation and is proposing to merge with another company. The Company has taken certain actions to meet cash flow requirements, including a reduction in work force, overhead and product development, until the disputes can be resolved. There can be no assurance that the Company's efforts related to the lawsuits will be successful. In addition, there can be no assurance that combined operations of the proposed merger will produce the necessary cash flow required. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



                                     /s/ COOPERS & LYBRAND L.L.P.



Sacramento, California
November 19, 1995

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

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            -----------------------

                                                                                        Three Months
                                                                 Year Ended                 Ended             Year Ended
                                                                 December 31,           December 31,         September 30,
                                                                     1996                   1995                 1995
                                                                --------------          ------------          -----------
Cash flows from operating activities:
   Net loss                                                      $(11,573,813)          $(5,742,037)         $(3,760,110)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                    1,026,231                38,400              235,529
   Write-off of in-process research and development                 5,957,927             3,965,000                  --
   Minority interest                                                 (123,919)                  --                   --
   Expenses paid with issuance of warrants                          1,184,390                   --               142,500
   Expenses paid with issuance of stock                               257,094               606,750              166,000
   Shares received for litigation settlement                         (194,465)                  --                   --
   Loss on disposal of assets                                          74,706                   --                63,609
   Changes in assets and liabilities:
        Decrease (Increase) in restricted cash                        263,000              (178,000)            (185,000)
        Decrease (Increase) in accounts receivable                 (1,268,884)              107,906              271,145
        Decrease (Increase) in prepaid expenses and deposits          (92,362)                1,833               20,035
        Decrease (Increase) in production inventory                  (629,007)               64,999              193,796
        Decrease in other assets and intangible assets                 64,928                80,059               (1,525)
        Increase in accounts payable                                  334,908               168,460              766,900
        (Increase) in deferred merger cost                                --               (750,352)            (299,650)
        Increase (decrease) in other current liabilities                 (688)              155,941                8,571
        Increase (Decrease) in deferred revenue                    (1,307,482)              946,429              470,238
                                                                 ------------           -----------          -----------
        Net cash used in operating activities                      (6,027,436)             (534,612)          (1,907,962)
                                                                 ============           ===========          ===========
Cash used in investing activities:
   Purchase of fixed assets                                        (1,479,694)              (62,196)             (49,834)
   Acquisition of business, net                                    (3,854,737)               48,237                  --
                                                                 ------------           -----------          -----------
Net cash used in investment activities                             (5,334,431)              (13,959)             (49,834)
                                                                 ============           ===========          ===========
Cash flows from financing activities:
   Proceeds from issuances of common stock net                     13,976,390                35,000            3,204,486
   Notes receivable issued                                           (214,273)                  --              (700,000)
   Payment of capital lease obligation                                (89,907)              (22,132)             (50,115)
   Proceeds from issuance of notes payable                          1,025,000                   --                   --
   Proceeds from Bank Loan                                            592,551                   --                   --
   Payment of notes payable                                        (1,339,629)                  --                   --
                                                                 ------------           -----------          -----------
Net cash provided by financing activities                          13,950,132                12,868            2,454,371
                                                                 ============           ===========          ===========
Effect of exchange rate changes on cash                                32,586                   --                   --
                                                                 ------------           -----------          -----------
Net increase (decrease) in cash and cash equivalents                2,620,851              (535,703)             496,575
Cash and cash equivalents at beginning of period                      180,508               716,211              219,636
                                                                 ------------           -----------          -----------
Cash and cash equivalents at end of period                       $  2,801,359           $   180,508          $   716,211
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

         In February 1995, the Company and AccuMed entered into an agreement with a consulting firm (Consulting Firm) to pay the Consulting Firm an aggregate finders fee for assistance with the merger, of which $50,000 was paid with proceeds from the Company's private offering in August 1995 and is non-refundable. The remaining obligation was satisfied through the issuance of 444,444 shares of common stock on December 29, 1995 and the issuance of a five-year warrant to purchase 750,000 shares of common stock at $1.25 per share. The total finders fee of $790,000 has been included as direct costs of the acquisition. The breakdown of the $790,000 is as follows: Cash $50,000, issuance of common stock $500,000 (444,444 x $1.25) and issuance of warrants $240,000 (750,000 x $.32).

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


18.  RELATED-PARTY TRANSACTIONS

         In June 1996, 166,586 shares of common stock were issued to a related party upon conversion of a note with outstanding principal and accrued and unpaid interest totaling $75,000.

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

21.  OPERATIONS BY GEOGRAPHIC AREA

         The following represents the Company's operations in different geographical areas for the year ended December 31, 1996:

                                                      United        United
                                       Total          States        Kingdom
                                       -----          ------        -------
Sales to unaffiliated customers     $ 6,222,449    $ 4,550,671     $1,671,778
Total operating expenses             16,460,678     15,189,507      1,271,171
Operating loss                       14,229,659     13,874,448        355,211
Identifiable assets                  14,479,542     13,154,937      1,324,605

22.  SUBSEQUENT EVENTS

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