Form 10QSB/A
period 1997-03-31
ACCUMED INTERNATIONAL INC
filed 1997-07-17
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              Amendment No. 1 on
                                  FORM 10-QSB/A



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

                          ACCUMED INTERNATIONAL, INC.

                                        INDEX




                                                                                      Page
                                                                                     Number
  PART I             Financial Information

       1.            Consolidated Financial Statements

                     Consolidated Balance Sheets -

                       March 31, 1997  and December 31, 1996 . . . . . . . . . . . .   1

                     Consolidated Statements of Operations-
                          Three Months Ended March 31, 1997 and 1996 . . . . . . . .   2

                     Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 1997 and 1996 . . . . . . . .   3

                     Notes to Consolidated Financial Statements. . . . . . . . . . .   4

PART II.             Other Information

       6.            Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   6

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             March 31,       December 31,
    ASSETS                                                     1997             1996
                                                             ----------       ----------
Current Assets
  Cash and cash equivalents                                 $ 1,626,887      $ 2,801,359
  Restricted cash                                               100,000          100,000
  Accounts receivable                                         4,522,224        2,143,596
  Prepaid expenses and deposits                                 327,369          217,198
  Production inventory                                        3,229,249        1,772,127
                                                            -----------      -----------
    Total current assets                                      9,805,729        7,034,280
                                                            -----------      -----------

Fixed assets, net                                             6,437,781        1,696,071
                                                            -----------      -----------

Notes receivable                                                208,273          214,273
Deferred financing costs                                      1,310,540                -
Goodwill and intangible assets                                5,160,036        5,340,411
Other assets                                                    207,176          194,507
                                                            -----------      -----------
                                                            $23,129,535      $14,479,542
                                                            ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $ 2,864,851      $ 2,340,769
  Other current liabilities                                   1,232,316          879,808
  Deferred revenue                                               44,303          146,968
  Notes payable                                                  25,100          198,555
  Capital lease obligation due within one year                   75,435           89,810
                                                            -----------      -----------
    Total current liabilities                                 4,242,005        3,655,910
                                                            -----------      -----------

Warranty reserves                                             1,500,000                -
Long term debt                                                8,715,793          230,795
Minority interest                                               419,118          456,841
                                                            -----------      -----------
                                                             10,634,911          687,636
                                                            -----------      -----------

Stockholders' equity
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 21,888,631 shares issued and outstanding
    at March 31, 1997, 20,854,157 at December 31, 1996          218,886          208,542
  Additional paid-in capital                                 48,736,351       44,424,646
  Cumulative translation adjustment                              13,436           32,586
  Accumulated deficit                                       (40,499,317)     (34,335,313)
  Less treasury stock,  37,956 shares at March 31, 1997,
  and 31,812 shares at December 31, 1996, respectively         (216,737)        (194,465)

                                                            -----------      -----------
    Total stockholders' equity                                8,252,619       10,135,996
                                                            -----------      -----------
                                                            $23,129,535      $14,479,542
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


    The contingency associated with the remaining 940,955 shares of Common Stock and 63,472 warrants was resolved (performance goal achieved) in March 1997 resulting in contingent consideration of $3,582,068. Such amount has been recorded as goodwill associated with the merger and charged off in its entirety to operations during the three months ended March 31, 1997 as an impaired asset as such amount cannot be reasonably recovered against future operating results of the Company.




4. Notes Payable: On March 14, 1997, the Company received $8,500,000 in cash in exchange for convertible notes bearing interest at 12% due in March 2000. Investors also received 850,000 warrants to purchase shares of the Company's Common Stock with an expiration period dependent on conversion of the notes. The total proceeds received of $8,500,000 were allocated to the notes payable and warrants based on the estimated fair value of $8,222,500 and $277,500, respectively. The original issue discount of $277,500 relating to the notes payable has been recorded in Deferred Finance Costs on the March 31, 1997 Balance Sheet, and will be amortized over the term of the notes. The placement agent, a shareholder of the

    Company, received fees estimated at $961,500 representing out of pocket expenses of $56,500, a placement fee equal to $595,000 or 7% of the proceeds of the offering and five year warrants to purchase 200,000 shares of the Company's Common Stock with a fair value of $310,000. The Company utilized the Black-Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: risk free rate 7%, expected life five years, expected volatility .2, and expected dividend zero. Of the loan proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Culture System II product line acquisition on March 3, 1997 (see note 5), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. The costs associated with the issuance of these notes of $1,321,000 will be amortized over the three year term of the notes.



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

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date:  July 17, 1997