Form 10QSB
period 1997-06-30
ACCUMED INTERNATIONAL INC
filed 1997-08-14
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT --- For the transition period from _____ to _____.


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

Check  whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X       No
                   ---        ---
The number of shares of Common Stock outstanding as of  August 5, 1997:
22,519,236
Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                          ACCUMED INTERNATIONAL, INC.

                                     INDEX
                                                                       Page
                                                                      Number

PART I          Financial Information

     1.         Consolidated Financial Statements

                Consolidated Balance Sheets -

                   June 30, 1997  and December 31, 1996  ..............   1

                Consolidated Statements of Operations-
                   Six Months Ended June 30, 1997 and 1996 and
                   Three Months Ended June 30, 1997 and 1996   ........   2

                Consolidated Statements of Cash Flows-
                   Six Months Ended June 30, 1997 and 1996  ...........   3

                Notes to Consolidated Financial Statements  ...........   4

     2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  ...............   5

PART II.        Other Information

     4.         Submission of Matters to a Vote of Securityholders ....   8

     6.         Exhibits and Reports on Form 8-K ......................   8

SIGNATURES ............................................................   10

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)       (Audited)
                                                                June 30,       December 31,
     ASSETS                                                      1997             1996
                                                              -----------      -----------
 Current Assets
   Cash and cash equivalents                                 $ 1,000,580      $ 2,801,359
   Restricted cash                                               100,000          100,000
   Accounts receivable                                         5,293,534        2,143,596
   Prepaid expenses and deposits                                 544,387          217,198
   Production inventory                                        3,339,721        1,772,127
                                                             -----------      -----------
     Total current assets                                     10,278,222        7,034,280
                                                             -----------      -----------
 Fixed assets, net                                             6,223,000        1,696,071
                                                             -----------      -----------

 Notes receivable                                                111,631          214,273
 Deferred financing costs                                      1,270,365                0
 Intangible assets                                             4,786,567        5,340,411
 Other assets                                                    361,944          194,507
                                                             -----------      -----------
                                                             $23,031,729      $14,479,542
                                                             ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                          $ 4,159,237      $ 2,340,769
   Other current liabilities                                   1,427,744          879,808
   Deferred revenue                                              136,362          146,968
   Notes payable                                                 721,191          198,555
   Capital lease obligation due within one year                   82,122           89,810
                                                             -----------      -----------
     Total current liabilities                                 6,526,656        3,655,910
                                                             -----------      -----------

 Warranty reserves                                             1,158,193                0
 Long term debt                                                9,376,295          230,795
 Minority interest                                               268,977          456,841
                                                             -----------      -----------
                                                              10,803,465          687,636
                                                             -----------      -----------
 Stockholders' equity
   Common stock, $0.01 par value, 50,000,000 shares
     authorized, 22,387,097 shares issued and outstanding
     at June 30, 1997, 20,854,157 at December 31, 1996           223,871          208,542
   Additional paid-in capital                                 49,067,753       44,424,646
   Cumulative translation adjustment                              32,586           32,586
   Accumulated deficit                                       (43,405,865)     (34,335,313)
   Less treasury stock,  37,956 shares at June 30, 1997,
   and 31,812 shares at December 31, 1996, respectively         (216,737)        (194,465)
                                                             -----------      -----------
     Total stockholders' equity                                5,701,608       10,135,996
                                                             -----------      -----------

                                                             $23,031,729      $14,479,542
                                                             ===========      ===========

        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                      Six Months Ended June 30,            Three Months Ended June 30,
                                                    -----------------------------        -------------------------------
                                                      1997                1996              1997                 1996
                                                    ----------         ----------        ----------           ----------
  Sales                                            $ 9,243,302        $ 2,312,094       $ 6,193,888         $  1,124,393
  Less cost of sales                                (5,573,855)        (1,465,457)       (4,082,255)            (870,247)
                                                   -----------        -----------       -----------         ------------
      Gross profit (loss)                            3,669,447            846,637         2,111,633              254,146
                                                   -----------        -----------       -----------         ------------

  Operating expenses:
      General and administrative                     4,446,983          1,791,534         2,586,988              877,477
      Research and development                       2,299,275          4,789,412         1,145,491              714,626
      Goodwill writeoff                              3,582,068                  0                 0                    0
      Sales and marketing                            2,090,423            841,565         1,115,206              448,388
                                                   -----------        -----------       -----------         ------------
        Total operating expenses                    12,418,749          7,422,511         4,847,685            2,040,491
                                                   -----------        -----------       -----------         ------------

  Operating income (loss)                           (8,749,302)        (6,575,874)       (2,736,052)          (1,786,345)
                                                   -----------        -----------       -----------         ------------

  Other income (expense):
      Interest income                                   11,967             11,460               369                5,623
      Interest expense                                (561,202)          (437,986)         (361,304)            (111,155)
      Other income (expense), net                       40,769          2,544,513            40,339               82,261
      Minority interest                                187,216                  0           149,493                    0
                                                   -----------        -----------       -----------         ------------
        Total other income (expense)                  (321,250)         2,117,987          (171,103)             (23,271)
                                                   -----------        -----------       -----------         ------------

  Loss before income taxes                          (9,070,552)        (4,457,887)       (2,907,155)          (1,809,616)

  Income tax expense                                         0                850                 0                    0
                                                   -----------        -----------       -----------         ------------

        Net loss                                   $(9,070,552)       $(4,458,737)      $(2,907,155)        $ (1,809,616)
                                                   ===========        ===========       ===========         ============

  Net loss per share                               $     (0.43)       $     (0.27)      $     (0.13)        $      (0.11)
                                                   ===========        ===========       ===========         ============

  Weighted average common shares outstanding        21,323,771         16,319,105        22,076,818           16,843,050
                                                   ===========        ===========       ===========         ============





        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                  Six Months            Six Months
                                                                 Ended June 30,        Ended June 30,
                                                                     1997                 1996
                                                                 --------------        --------------
Cash flows from operating activities:
  Net income (loss)                                               $(9,070,552)         $(4,458,737)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                     1,235,592              704,465
  Write-off of in-process research and development                          0            3,499,727
  Write-off of impaired goodwill                                    3,582,068                    0
  Minority interest                                                  (187,216)                   0
  Expenses paid with issuance of stock and warrants                         0            1,285,484
  Non-cash gain on settlement                                         (22,272)            (159,957)
  Loss on disposal of assets                                                0               74,706
  Changes in assets and liabilities:
    Decrease in restricted cash                                             0              363,000
    (Increase) in accounts receivable                                (939,273)            (531,403)
    (Increase) in prepaid expenses and deposits                      (327,189)            (106,358)
    (Increase) in production inventory                               (556,818)            (371,877)
    Decrease (Increase) in other and intangible assets                150,988              (57,584)
    Increase in accounts payable                                    1,846,948              237,548
    (Increase) in deferred financing costs                           (784,625)                   0
    Increase (Decrease) in other current liabilities                  249,973              (94,588)
    (Decrease) in warranty reserves                                  (341,807)                   0
    (Decrease) in deferred revenue                                    (10,606)          (1,419,092)
                                                                  -----------          -----------
Net cash used in operating activities                              (5,174,789)          (1,034,666)
                                                                  -----------          -----------
Cash used in investing activities:
  Purchase of fixed assets                                           (624,926)            (202,010)
  Acquisition of business, net                                     (6,000,000)                   0
                                                                  -----------          -----------
Net cash used in investment activities                             (6,624,926)            (202,010)
                                                                  -----------          -----------
Cash flows from financing activities:
  Proceeds from issuances of common stock, net                        261,028            2,338,711
  Notes receivable (issued) collected                                 (55,767)                   0
  Payment of capital lease obligation                                 (32,870)             (46,770)
  Proceeds from issuance of notes payable                          10,015,000              250,000
  Proceeds from bridge loan                                         6,000,000                    0
  Payment of notes payable and bridge loan                         (6,188,455)            (889,017)
                                                                  -----------          -----------
Net cash provided by financing activities                           9,998,936            1,652,924
                                                                  -----------          -----------
Effect of exchange rates on cash                                            0               (1,491)
                                                                  -----------          -----------
Net increase (decrease) in cash and cash equivalents               (1,800,779)             414,757
Cash and cash equivalents at beginning of period                    2,801,359              180,508
                                                                  -----------          -----------

Cash and cash equivalents at end of period                        $ 1,000,580          $   595,265
                                                                  ===========          ===========

          See accompanying notes to consolidated financial statements.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ACCUMED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

2. Basis of Presentation: The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

3. Merger Transaction: On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly owned subsidiary. Pursuant to the terms of the merger agreement, 1,881,910 shares of Common Stock and 126,945 warrants were issued to AccuMed, Inc. stockholders and warrantholders, respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity. The contingency associated with 940,955 shares of Common Stock and 63,473 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in-process research and development ($3,499,727). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during the three months ended March 31, 1996.

     The contingency associated with the remaining 940,955 shares of Common Stock and 63,472 warrants was resolved (performance goal achieved) in March 1997 resulting in contingent consideration of $3,582,068. Such amount has been recorded as goodwill associated with the merger and charged off in its entirety to operations during the three months ended March 31, 1997 as an impaired asset.

4. Notes Payable: The Company received proceeds of $1,250,000 in the second quarter under two installment loan agreements. Terms of the loans call for 24 equal monthly principal payments plus interest at 11.5% commencing in August 1997, and are secured by equipment and receivables under certain rental agreements with customers.

     On March 14, 1997, the Company received $8,500,000 in cash in exchange for convertible notes bearing interest at 12% due in March 2000. Investors also received 850,000 warrants to purchase shares of the Company's Common Stock with an expiration period dependent on conversion of the notes.
     Of the loan proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Product Line acquisition on March 3, 1997 (see Note 5), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. The costs associated with the issuance of these notes of $1,321,000 will be amortized over the three year term of the notes.

5. Acquisition: On March 3, 1997, the Company acquired certain assets and liabilities (the "ESP Product Line") from Difco Microbiology Systems, Inc. ("Difco") for a total purchase price of $6,000,000 in cash. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based on their estimated fair values. This treatment resulted in no excess purchase price over the fair value of tangible assets acquired. The operations associated with this acquisition have been included in the consolidated statement of operations since the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is engaged in the development and manufacturing of cost effective screening instruments and systems for clinical diagnostic laboratories. The Company markets products in two laboratory market segments:
1) Microbiology - proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents, and 2) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears.

     Effective March 3, 1997, the Company acquired certain assets and liabilities of Difco Microbiology Systems, Inc. relating to the ESP Culture System II product line (the "ESP Product Line"). The results of operations reflected in the Company's consolidated statement of operations for the quarter and six months ended June 30, 1997 include the results of operations of the ESP Product Line from the date of the acquisition, whereas results of operations from prior periods reflect the operations of the Company's microbiology and cytopathology product lines only.

     Revenues from sales for the quarter ended June 30, 1997 increased to $6,194,000 compared to $1,124,000 for the quarter ended June 30, 1996, due primarily to the increase in sales in the microbiology product line and the addition of the ESP product line.

     Cost of sales increased from $870,000 in the second quarter of 1996 to $4,082,000 in the second quarter of 1997, reflecting the increased sales volume in the microbiology product line and the addition of the ESP product line.

     General and administrative expenses increased from $877,000 in the second quarter of 1996 to $2,587,000 in the comparable 1997 quarter primarily due to increases in staffing, office, professional fees, and investor relations efforts.

     Interest expense of $361,000 in the second quarter of 1997 reflected amounts accrued on the three year notes issued in March of 1997. The interest expense for the second quarter of 1996 of $111,000 reflected non-cash interest incurred for issuance of warrants connected with notes payable repaid in 1996.

     Research and development expenses increased from $715,000 in the second quarter of 1996 to $1,145,000 in the second quarter of 1997 due primarily to increased spending in the cytopathology area.

     Sales and marketing expenses increased from $448,000 in the second quarter of 1996 to $1,115,000 in the second quarter of 1997 due to increased marketing efforts for the cytopathology product line.

     Net loss increased from $1,810,000 for the second quarter of 1996 to $2,907,000 for the second quarter of 1997 due to increased sales volume and related gross margins offset by increases in all operating expense categories. Net loss per share for the quarter ended June 30, 1997 was $0.13 compared to $0.11 for the quarter ending June 30, 1996. Weighted average shares outstanding for the periods 1997 and 1996 were 22,077,000 and 16,843,000, respectively.

     For the six month period ended June 30, 1997, net loss was $9,071,000 and $4,459,000 for the comparable 1996 period. The increase in the loss for 1997 as compared to 1996 was primarily attributed to higher spending in the administrative area and increased sales and marketing efforts. Also, the Company received no other income from licensing agreements in 1997, while $3,500,000 of such other income was received in 1996. The net loss per share for the first six months of 1997 was $0.43 compared to $0.27 for the 1996 period. The loss per share for the current six month period was about $0.10 per share less due to the increase in the weighted average shares outstanding for 1997.

     The Company's increase in net current assets of $374,000 as of June 30, 1997 as compared to December 31, 1996 is due primarily to the Company's acquisition at March 3, 1997 of the ESP Product Line, offset by an decrease in net current assets of the cytopathology product line.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its public offerings of securities to fund its cash requirements. From the initial public offering in October 1992 through June 30, 1997, the Company has raised approximately $43,000,000 in aggregate net proceeds from public offerings and private placements of securities.

     The Company's most recent private placement was closed in March 1997, resulting in the issuance of $8,500,000 of three year convertible notes bearing interest at a rate of 12% per annum. Investors also received 850,000 warrants to purchase shares of the Company's common stock at a price of $3.125 per share. Of this total, 750,000 warrants expire September 15, 1997 and 100,000 warrants expire November 23, 1997. If all of these warrants were exercised, of which there can be no assurance, the Company would receive about $2,656,000 in gross proceeds.

     During the second quarter of 1997, the Company received an aggregate of $223,000 upon the exercise of certain stock options and warrants. In addition, the Company received $1,250,000 in June 1997 from installment debt to be repaid in 24 monthly-payments, including interest at 11.5%, beginning in August 1997.

     During the six months ended June 30, 1997, the Company has expended substantial funds for research and product development, scale-up of manufacturing capacity, sales and marketing efforts and other general corporate purposes. Management believes that existing cash balances and internally generated funds may not be sufficient to finance the Company's projected operations through at least the next 12 months. In order to obtain the additional financing needed, management is seeking to raise additional funds through various means, including private financings, collaborative relationships and other arrangements. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the costs, timing and success of the Company's product development efforts, the costs and timing of acceptance of the Company's products, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors.

     The Company currently has no commitments with respect to sources of additional financing, and there can be no assurance that any such financing sources will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms satisfactory to management. The failure to obtain adequate additional financing may require management to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease all operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Management expects that the Company's operating results will fluctuate significantly from quarter to quarter and will depend on various factors, many of which are outside of management's control. These factors include the success of the marketing efforts for the Company's products, obtaining necessary regulatory clearances or approvals for the Company's products, the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations, the Company's ability to cost effectively expand manufacturing capacity and maintain consistently acceptable yields, the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These or other factors could have a material adverse effect Company's business, financial condition and results of operations.

                                    PART II.
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     A combined Annual and Special Meeting of Stockholders was held on May 23, 1997. At such meeting the following maters were approved. The persons named below were elected to serve one year terms as directors:


                                  Voting Results (No. of Shares)
                            -------------------------------------------
      Director                  For         Against        Withheld
      --------------------  -----------  ---------------  ---------------
      J. Donald Gaines       18,051,794     -  0  -          23,462
      Peter P. Gombrich      18,051,794     -  0  -          23,462
      Jack H. Halperin       18,051,794     -  0  -          23,462
      Paul F. Lavallee       18,051,794     -  0  -          23,462
      Joseph W. Plandowski   18,051,794     -  0  -          23,462
      Robert L. Priddy       18,050,644     -  0  -          24,612
      Leonard M. Schiller    18,051,794     -  0  -          23,462


     Stockholders also approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized Common Stock from 30,000,000 shares to 50,000,000 shares. The vote was as follows: 17,678,077 for, 385,219 against, 11,960 abstain and zero broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.  The following exhibits are filed herewith:

             4.1 Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997).

            10.1 Employment Agreement between the Registrant and Michael D. Burke dated as of May 23, 1997.

            10.2 O.E.M. Supply Agreement between the Registrant and Leica Microscopie und Systems GmbH dated as of May 26, 1997.

            10.3 Manufacturing and Supply Agreement between the Registrant and RELA, Inc. dated as of May 22 , 1997.

            27.1    Financial Data Schedule

     (b) Reports on Form 8-K. The following Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the quarter ended June 30, 1997:

On May 15, 1997, Amendment No. 1 to Current Report on Form 8-K dated
March 18, 1997: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of the ESP Culture System II product line, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

(a) Financial Statements of Business Acquired:

     Net Assets Sold of Difco Microbiology Systems, Inc.

     1.  Independent Auditors' Report
     2.  Statement of Net Assets Sold as of December 31, 1996 and
         December 31, 1995.
     3. Statement of Revenues and Expenses for the 12 months ended December 31, 1996 and December 31, 1995.
     4.  Notes to Financial Statements

(b)  Pro Forma Financial Information:

     AccuMed International, Inc.:

     1.  Pro Forma Condensed Consolidated Balance Sheet as of
         December 31, 1996.
     2. Pro Forma Condensed Consolidated Statement of Operations for the 12 months ended December 31, 1996.
     3.  Notes to the Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACCUMED INTERNATIONAL, INC.

                                                /s/  Leonard R. Prange
                                                ---------------------------
                                                Leonard R. Prange
                                                Chief Financial Officer and
                                                Chief Operating Officer

Date:  August 14, 1997

                               Index to Exhibits

Exhibit No.                     Description of Exhibit

   4.1 Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997).

  10.1 Employment Agreement between the Registrant and Michael D. Burke dated as of May 23, 1997.

  10.2 O.E.M. Supply agreement between the Registrant and Leica Microscopie and Systems GmbH dated as of May 26, 1997.

  10.3 Manufacturing and Supply Agreement between the registrant and RELA, Inc. dated as of May 22, 1997.