Form 10KSB/A
period 1996-12-31
ACCUMED INTERNATIONAL INC
filed 1997-08-15
CIK 888335

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB


                                AMENDMENT NO. 2



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

 Issuer's revenues for the year ended December 31, 1996:   $6,222,000

 Aggregate market value of the voting stock held by non-affiliates as of March 26, 1997: $70,561,000

 Number of shares of Common Stock outstanding as of March 26, 1997: 22,073,939

 Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                ----    ----

ITEM 6 OF THIS FORM 10-KSB ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27a OF THE SECURITIES ACT OF 1933 AND
SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.

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


        Other Income (Expense). The Company realized net other income in the amount of $2.7 million for the year ended December 31, 1996 compared to net other expenses of $52,000 for the year ended September 30, 1995. The $2.9 million reported as other income represents a net amount consisting of the full recognition of a $3.5 million licensing fee for certain technology related to microbiology products and certain other individual income items of a non-material nature offset by a charge of $852,000, which represents the calculated fair value of warrants issued in conjunction with the formation RADCO Ventures, Inc. Of the licensing fee, $1.5 million was received in 1995 subject to certain contingencies which were satisfied in 1996. Of the total licensing amount, $3.0 million represents a one-time license fee and $500,000 represents advance royalty payments. The Company is under no obligation to refund any of the license fee or royalty payments should the licensed technology not be used to create a marketable product. In addition, the 1996-year amount also reflects the $124,000 one-third minority interest share in the net operating loss of Oncometrics, offset by an increase of $412,000 in interest expense for the period.


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

         AccuMed International, Inc. and its subsidiaries:

                 1. Pro forma Condensed Combing Balance Sheet as of September 30, 1996.

                 2. Pro Forma Condensed Combing Statements of Operations for the nine months ended September 30, 1996.

                 3. Pro Forma Condensed Combing Statements of Operations forth the three months ended December 31, 1995.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


                                    Date:  August 14, 1997

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

                          ACCUMED INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            -----------------------

                                                 COMMON STOCK        ADDITIONAL                CUMULATIVE                TOTAL
                                             ---------------------    PAID-IN     ACCUMULATED  TRANSACTION  TREASURY   SHAREHOLDERS'
                                               SHARES      AMOUNT     CAPITAL       DEFICIT     ADJUSTMENT    STOCK       EQUITY
                                             ----------   --------   ----------   -----------  -----------  --------   -------------
Balances at September 30, 1994                4,844,294     48,443   14,555,950   (13,259,353)       -            -       1,345,040
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Issuances of common stock                     6,085,045     60,850    3,309,636           -          -            -       3,370,486

Issuances of warrants                               -          -        142,500           -          -            -         142,500

Net loss                                            -          -            -      (3,760,110)       -            -      (3,760,110)
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Balances at September 30, 1995               10,929,339    109,293   18,008,086   (17,019,463)       -            -       1,097,916
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Issuances of common stock                     4,501,845     45,019    4,984,557           -          -            -       5,029,576

Issuances of warrants                               -          -        308,252           -          -            -         308,252

Warrants exercised                              140,000      1,400       33,600           -          -            -          35,000

Net loss                                            -          -            -      (5,742,037)       -            -      (5,742,037)
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Balances at December 31, 1995                15,571,184    155,712   23,334,495   (22,761,500)       -            -         728,707
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Issuances of common stock                     4,280,955     42,810   17,838,083           -          -            -      17,880,893

Issuances of warrants                               -          -      1,689,464           -          -            -       1,689,464

Stock options exercised                         578,732      5,787      744,587           -          -            -         750,374

Warrants exercised                              256,700      2,567      741,558           -          -            -         744,125

Conversion of debt                              166,586      1,666       76,459           -          -            -          78,125

Cumulative translation adjustment                   -          -            -             -       32,586          -          32,586

Shares received for litigation settlement           -          -            -             -          -       (194,465)     (194,465)

Net loss                                            -          -            -     (11,573,813)       -            -     (11,573,813)
                                             ----------   --------  -----------  ------------    -------    ---------  ------------
Balances at December 31, 1996                20,854,157   $208,542  $44,424,646  $(34,335,313)   $32,586    $(194,465) $ 10,135,996
                                             ==========   ========  ===========  ============    =======    =========  ============



        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            -----------------------

                                                                                        Three Months
                                                                 Year Ended                 Ended             Year Ended
                                                                 December 31,           December 31,         September 30,
                                                                     1996                   1995                 1995
                                                                --------------          ------------          -----------
Cash flows from operating activities:
   Net loss                                                      $(11,573,813)          $(5,742,037)         $(3,760,110)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                    1,026,231                38,400              235,529
   Write-off of in-process research and development                 5,957,927             3,965,000                  --
   Minority interest                                                 (123,919)                  --                   --
   Expenses paid with issuance of warrants                          1,184,390                   --               142,500
   Expenses paid with issuance of stock                               257,094               606,750              166,000
   Shares received for litigation settlement                         (194,465)                  --                   --
   Loss on disposal of assets                                          74,706                   --                63,609
   Changes in assets and liabilities:
        Decrease (Increase) in restricted cash                        263,000              (178,000)            (185,000)
        Decrease (Increase) in accounts receivable                 (1,268,884)              107,906              271,145
        Decrease (Increase) in prepaid expenses and deposits          (92,362)                1,833               20,035
        Decrease (Increase) in production inventory                  (629,007)               64,999              193,796
        Decrease (Increase) in other assets and intangible assets      64,928                80,059               (1,525)
        Increase in accounts payable                                  334,908               168,460              766,900
        (Increase) in deferred merger cost                                --               (750,352)            (299,650)
        Increase (decrease) in other current liabilities                 (688)              155,941                8,571
        Increase (Decrease) in deferred revenue                    (1,307,482)              946,429              470,238
                                                                 ------------           -----------          -----------
        Net cash used in operating activities                      (6,027,436)             (534,612)          (1,907,962)
                                                                 ============           ===========          ===========
Cash used in investing activities:
   Purchase of fixed assets                                        (1,479,694)              (62,196)             (49,834)
   Acquisition of business, net                                    (3,854,737)               48,237                  --
                                                                 ------------           -----------          -----------
Net cash used in investment activities                             (5,334,431)              (13,959)             (49,834)
                                                                 ============           ===========          ===========
Cash flows from financing activities:
   Proceeds from issuances of common stock net                     13,976,390                35,000            3,204,486
   Notes receivable issued                                           (214,273)                  --              (700,000)
   Payment of capital lease obligation                                (89,907)              (22,132)             (50,115)
   Proceeds from issuance of notes payable                          1,025,000                   --                   --
   Proceeds from Bank Loan                                            592,551                   --                   --
   Payment of notes payable                                        (1,339,629)                  --                   --
                                                                 ------------           -----------          -----------
Net cash provided by financing activities                          13,950,132                12,868            2,454,371
                                                                 ============           ===========          ===========
Effect of exchange rate changes on cash                                32,586                   --                   --
                                                                 ------------           -----------          -----------
Net increase (decrease) in cash and cash equivalents                2,620,851              (535,703)             496,575
Cash and cash equivalents at beginning of period                      180,508               716,211              219,636
                                                                 ------------           -----------          -----------
Cash and cash equivalents at end of period                       $  2,801,359           $   180,508          $   716,211
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


         The amount of impairment, if any, is measured based on projected discounted future operating cash flows of the related acquired businesses using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of this asset will be impacted if the estimated future operating cash flows are not achieved.


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


         On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly-owned subsidiary. (See Note 17.)


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

         Warrants

         In March 1996, the Company granted to certain investors in a related party in exchange for 10% of the outstanding common stock of such related party warrants to purchase 687,500 shares of common stock at a price of $3.42 to $3.87 per share. These warrants expire in March 1999. The fair market value of these warrants of $852,390 has been recorded as issuance of common stock warrants with an offsetting charge reflected as other expense in the Consolidated Statements of Operations. The Company utilized the Black Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: risk free rate 7.5%, expected life of warrant 3 years, expected volatility 20%, and expected dividends 0.

         In March 1996, the contingency associated with the issue of warrants was resolved in the issuance of 63,472 warrants. The market value of these warrants of $255,074 was included in consideration received from the resolution of the contingency. The Company utilized the Black Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: risk free rate 7.5%, expected life of warrant 1 year, expected volatility 20%, and expected dividends 0.
(Note 17).

         In January 1996, the Company granted to an individual in exchange for consulting services rendered warrants to purchase 100,000 shares of common stock at a price of $2.125 per share. These warrants expire in January 2001. The fair market value of these warrants of $230,000 has been recorded as issuance of common stock warrants with an offsetting charge reflected as administration expense in the Consolidated Statement of Operations. The Company utilized the Black Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: risk free rate 7.5%, expected life of warrant 2 years, expected volatility 20%, and expected dividends 0.

         In January 1996, the Company received $250,000 cash in exchange for a note payable bearing interest at 11% due in April 1996, and warrants to purchase 100,000 shares of common stock at $1.25 per share. The warrants have been recorded at their estimated fair market value of $352,000. The Company utilized the Black Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: risk free rate 7.5%, expected life of warrant 5 years, expected volatility 20%, and expected dividends 0. This note payable was paid in 1996, resulting in a charge of $352,000 reflected as interest expense in the Consolidated Statement of Operations for the year ended December 31, 1996.


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


         Additionally, contingent upon consummation of the merger, a consulting firm was granted a five year warrant to purchase up to 750,000 shares of common at a price of $1.25 per share, subject to certain limitations. The fair value of these warrants has been recorded as issuance of common stock warrants. (Note
17)

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


         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans. Accordingly, no compensation cost has been recorded with the exception of stock options granted to consultants, which are recorded at fair value. Had compensation cost for the Company's Stock Option Plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


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


         The proforma consolidated results of operations giving effect to the acquisition of Oncometrics as if it had occured as of October 1, 1994 follows:


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