Form 10QSB/A
period 1997-03-31
ACCUMED INTERNATIONAL INC
filed 1997-08-15
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              Amendment No. 2 on

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


4. Notes Payable: On March 14, 1997, the Company consummated a private placement (the "Private Placement") of 85 Units each consisting of $100,000 in principal amount of 12% Convertible Promissory Notes (the "Notes") and Warrants (the "Warrants") to purchase 10,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). The Company received net proceeds of approximately $7.8 million from the Private Placement after deducting commissions and related expenses.


    The Notes bear interest at the rate of 12% per annum, payable semi-annually in arrears on August 15 and February 15 of each year during the term of the Notes. Principal under the Notes is due March 14, 2000. Commencing three months following the date of issuance, and subject to shareholder approval of an amendment to the Certificate of Incorporation (the "Charter Amendment") to increase the authorized shares of Common Stock by an amount sufficient to permit the Company to reserve for issuance a sufficient number of shares to allow for the conversion of the Notes, the Notes will become convertible at the option of the holder into shares of Common Stock at a conversion price equal to $3.125 (the "Conversion Price"). If the Company does not have sufficient authorized shares to accommodate conversion of the Notes by May 31, 1997, (i) the Notes will become due and payable 30 days thereafter at an amount equal to 150% of the outstanding principal amount, and (ii) the Conversion Price will be reduced by 20%. At the Company's annual stockholders meeting on May 23, 1997 the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock to 50,000,000 shares. This increase provides sufficient shares to accommodate conversion of the notes.


    The Warrants are exercisable to purchase Common Stock at an exercise price of $3.125 per share. Of the 10,000 Warrants included in each Unit, 8,823 are immediately exercisable for a period of six months following March 14, 1997, and 1,177 Warrants will become immediately exercisable upon effectiveness of the Charter Amendment and will remain exercisable for six months thereafter. If the Notes are redeemed by the Company within three months following March 14, 1997, the term of the Warrants will be reset to March 14, 2002.


    The Company has agreed to register the resale of the Common Stock underlying the Notes and the Warrants under the Securities Act of 1933, as amended. If the Company fails to file with the Securities and Exchange Commission a registration statement covering such underlying Common Stock on or prior to May 31, 1997, (i) the interest rate on the Notes will increase to 16% per annum until such registration statement is filed, and
    (ii) the Conversion Price will be reduced by 20%. The Company filed the required registration statement on May 30, 1997.


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

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date:  August 15, 1997