Form 10KSB/A
period 1996-12-31
ACCUMED INTERNATIONAL INC
filed 1997-09-12
CIK 888335

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB


                                AMENDMENT NO. 3



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


                                    Date:  September 12, 1997

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


                                                        THREE MONTHS
                                         YEAR ENDED        ENDED         YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                            1996            1995            1995
                                        ------------    ------------    -------------
Net loss                 As reported   $(11,573,813)    $(5,742,037)     $(3,760,110)
                         Pro forma      (11,892,012)     (5,761,210)      (3,765,640)

Net loss per share       As reported   $      (0.68)    $     (0.49)     $     (0.59)
                         Pro forma            (0.70)          (0.49)           (0.59)


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


                                                        THREE MONTHS
                                         YEAR ENDED        ENDED         YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                            1996            1995            1995
                                        ------------    ------------    -------------
Dividend yield                                    0%              0%              0%
Volatility                                       20%             30%             10%
Risk free interest rate                           7%              7%              7%
Expected term in years                         9.13            9.57            9.57

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