Form 10QSB/A
period 1997-03-31
ACCUMED INTERNATIONAL INC
filed 1997-09-12
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              Amendment No. 3 on

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

                          ACCUMED INTERNATIONAL, INC.

                                        INDEX




                                                                                      Page
                                                                                     Number
  PART I             Financial Information

       1.            Consolidated Financial Statements

                     Consolidated Balance Sheets -

                       March 31, 1997  and December 31, 1996 . . . . . . . . . . . .   1

                     Consolidated Statements of Operations-
                          Three Months Ended March 31, 1997 and 1996 . . . . . . . .   2

                     Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 1997 and 1996 . . . . . . . .   3

                     Notes to Consolidated Financial Statements. . . . . . . . . . .   4

PART II.             Other Information

       6.            Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                             March 31,       December 31,
    ASSETS                                                     1997             1996
                                                             ----------       ----------
Current Assets
  Cash and cash equivalents                                 $ 1,626,887      $ 2,801,359
  Restricted cash                                               100,000          100,000
  Accounts receivable                                         4,522,224        2,143,596
  Prepaid expenses and deposits                                 327,369          217,198
  Production inventory                                        3,229,249        1,772,127
                                                            -----------      -----------
    Total current assets                                      9,805,729        7,034,280
                                                            -----------      -----------

Fixed assets, net                                             6,437,781        1,696,071
                                                            -----------      -----------

Notes receivable                                                208,273          214,273
Deferred financing costs                                      3,498,540                -
Goodwill and intangible assets                                5,160,036        5,340,411
Other assets                                                    207,176          194,507
                                                            -----------      -----------
                                                            $25,317,535      $14,479,542
                                                            ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $ 2,864,851      $ 2,340,769
  Other current liabilities                                   1,232,316          879,808
  Deferred revenue                                               44,303          146,968
  Notes payable                                                  25,100          198,555
  Capital lease obligation due within one year                   75,435           89,810
                                                            -----------      -----------
    Total current liabilities                                 4,242,005        3,655,910
                                                            -----------      -----------

Warranty reserves                                             1,500,000                -
Long term debt                                                8,715,793          230,795
Minority interest                                               419,118          456,841
                                                            -----------      -----------
                                                             10,634,911          687,636
                                                            -----------      -----------

Stockholders' equity
  Common stock, $0.01 par value, 30,000,000 shares
    authorized, 21,888,631 shares issued and outstanding
    at March 31, 1997, 20,854,157 at December 31, 1996          218,886          208,542
  Additional paid-in capital                                 50,924,351       44,424,646
  Cumulative translation adjustment                              13,436           32,586
  Accumulated deficit                                       (40,499,317)     (34,335,313)
  Less treasury stock,  37,956 shares at March 31, 1997,
  and 31,812 shares at December 31, 1996, respectively         (216,737)        (194,465)

                                                            -----------      -----------
    Total stockholders' equity                               10,440,619       10,135,996
                                                            -----------      -----------
                                                            $25,317,535      $14,479,542
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

                          ACCUMED INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Three Months        Three Months
                                                                      Ended              Ended
                                                                    March 31,          March 31,
                                                                      1997                1996
                                                                  ------------        ------------
 Cash flows from operating activities:
   Net loss                                                        $ (6,163,397)      $ (2,649,121)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                        181,724            133,344
   Write-off of in-process research and development                         -            3,499,727
   Write-off of impaired goodwill                                     3,582,068                -
   Minority interest                                                     (7,839)               -
   Expenses paid with issuance of warrants                                  -            1,350,390
   Shares received for litigation settlement                             22,272                -
   Changes in assets and liabilities:
     Decrease (Increase) in restricted cash                                 -               53,000
     Decrease (Increase) in accounts receivable                         335,113              5,355
     Decrease (Increase) in prepaid expenses and deposits              (110,171)            11,383
     Decrease (Increase) in production inventory                       (456,346)          (205,558)
     (Increase) in other assets and intangible assets                    20,040             (6,508)
     Increase in accounts payable                                        21,322            475,631
     (Increase) in deferred financing costs and intangibl              (650,920)              -
     Increase in other current liabilities and reserves                  39,545           (115,595)
     Increase in notes payable                                              -              314,446
     Increase (Decrease) in deferred revenue                           (102,665)        (1,454,450)
                                                                   ------------       ------------
     Net cash used in operating activities                           (3,211,255)         1,412,044
                                                                   ------------       ------------

 Cash used in investing activities:
   Purchase of fixed assets                                            (275,153)          (200,685)
   Acquisition of business, net                                      (6,000,000)               -
                                                                   ------------       ------------
 Net cash used in investment activities                              (6,275,153)          (200,685)
                                                                   ------------       ------------
 Cash flows from financing activities:
   Proceeds from issuances of common stock net                           38,097             16,924
   Notes receivable (issued) collected                                  (13,150)               -
   Payment of capital lease obligation                                  (24,557)           (26,663)
   Proceeds from issuance of notes payable and warrants               8,500,000                -
   Proceeds from bridge loan                                          6,000,000                -
   Payment of notes payable and bridge loan                          (6,188,455)               -
                                                                   ------------       ------------
 Net cash provided by financing activities                            8,311,935             (9,739)
                                                                   ------------       ------------
 Net increase (decrease) in cash and cash equivalents                (1,174,473)         1,201,620

 Cash and cash equivalents at beginning of period                     2,801,359            180,508
                                                                   ------------       ------------
 Cash and cash equivalents at end of period                        $  1,626,887       $  1,382,128
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


    At the date of issuance the conversion feature of the notes was "in the money", with the intrinsic value of such feature calculated as approximately $1,900,000. Such amount has been reflected as additional paid-in capital with an offset in deferred financing costs in the consolidated balance sheet as of March 31, 1997. The deferred financing costs will be amortized in the period such notes become convertible.


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


    The total proceeds received of $8,500,000 were allocated to the notes payable and warrants based on the estimated fair value of $7,934,500 and $565,500, respectively. The original issue discount of $565,500 relating to the notes payable has been recorded in Deferred Finance Costs on the March 31, 1997 Balance Sheet, and will be amortized over the term of the notes. The placement agent, a shareholder of the

    Company, received fees estimated at $961,500 representing out of pocket expenses of $56,500, a placement fee equal to $595,000 or 7% of the proceeds of the offering and five year warrants to purchase 200,000 shares of the Company's Common Stock with a fair value of $310,000. Of the loan proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Culture System II product line acquisition on March 3, 1997 (see note 5), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. Of the total of $3,517,000 of costs associated with the issuance of these notes, $1,617,000 will be amortized over the three year term of the notes and the $1,900,000 related to the "in the money" conversion feature of the notes will be written off in the period such notes become convertible.



    The Company utilized the Black-Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: 850,000 warrants - risk free rate 7%, expected life 6 months, expected volatility 20%, and expected dividend zero; 200,000 warrants - risk free rate 7%, expected life 5 years, expected volatility 20%, and expected dividend zero.


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

    The pro-forma consolidated results of operations giving effect to the acquisition of Difco as if it had occurred as of January 1, 1996 follows:


                                           For the Three Months Ended
                                    --------------------------------------
                                     March 31, 1997        March 31, 1996
                                     --------------        --------------
         Sales                        $ 5,688,536            $5,514,296

         Net loss                     $(7,305,930)          ($4,607,282)

         Net loss per share                ($0.35)               ($0.27)



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

Date:  September 12, 1997