Form 10QSB/A
period 1997-06-30
ACCUMED INTERNATIONAL INC
filed 1997-09-12
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


                         Amendment #1 to Form 10-QSB


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

                          ACCUMED INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)       (Audited)
                                                                June 30,       December 31,
     ASSETS                                                      1997             1996
                                                              -----------      -----------
 Current Assets
   Cash and cash equivalents                                 $ 1,000,580      $ 2,801,359
   Restricted cash                                               100,000          100,000
   Accounts receivable                                         5,293,534        2,143,596
   Prepaid expenses and deposits                                 544,387          217,198
   Production inventory                                        3,339,721        1,772,127
                                                             -----------      -----------
     Total current assets                                     10,278,222        7,034,280
                                                             -----------      -----------
 Fixed assets, net                                             6,223,000        1,696,071
                                                             -----------      -----------

 Notes receivable                                                111,631          214,273
 Deferred financing costs                                      1,494,525                0
 Intangible assets                                             4,786,567        5,340,411
 Other assets                                                    361,944          194,507
                                                             -----------      -----------
                                                             $23,255,889      $14,479,542
                                                             ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                          $ 4,159,237      $ 2,340,769
   Other current liabilities                                   1,427,744          879,808
   Deferred revenue                                              136,362          146,968
   Notes payable                                                 721,191          198,555
   Capital lease obligation due within one year                   82,122           89,810
                                                             -----------      -----------
     Total current liabilities                                 6,526,656        3,655,910
                                                             -----------      -----------

 Warranty reserves                                             1,158,193                0
 Long term debt                                                9,376,295          230,795
 Minority interest                                               268,977          456,841
                                                             -----------      -----------
                                                              10,803,465          687,636
                                                             -----------      -----------
 Stockholders' equity
   Common stock, $0.01 par value, 50,000,000 shares
     authorized, 22,387,097 shares issued and outstanding
     at June 30, 1997, 20,854,157 at December 31, 1996           223,871          208,542
   Additional paid-in capital                                 51,218,753       44,424,646
   Cumulative translation adjustment                              32,586           32,586
   Accumulated deficit                                       (45,332,705)     (34,335,313)
   Less treasury stock,  37,956 shares at June 30, 1997,
   and 31,812 shares at December 31, 1996, respectively         (216,737)        (194,465)
                                                             -----------      -----------
     Total stockholders' equity                                5,925,768       10,135,996
                                                             -----------      -----------

                                                             $23,255,889      $14,479,542
                                                             ===========      ===========


        See accompanying notes to the consolidated financial statements.

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)



                                                      Six Months Ended June 30,            Three Months Ended June 30,
                                                    -----------------------------        -------------------------------
                                                      1997                1996              1997                 1996
                                                    ----------         ----------        ----------           ----------
  Sales                                           $  9,243,302        $ 2,312,094       $ 6,193,888         $  1,124,393
  Less cost of sales                                (5,573,855)        (1,465,457)       (4,082,255)            (870,247)
                                                   -----------        -----------       -----------         ------------
      Gross profit (loss)                            3,669,447            846,637         2,111,633              254,146
                                                   -----------        -----------       -----------         ------------

  Operating expenses:
      General and administrative                     4,446,983          1,791,534         2,586,988              877,477
      Research and development                       2,299,275          4,789,412         1,145,491              714,626
      Goodwill writeoff                              3,582,068                  0                 0                    0
      Sales and marketing                            2,090,423            841,565         1,115,206              448,388
                                                   -----------        -----------       -----------         ------------
        Total operating expenses                    12,418,749          7,422,511         4,847,685            2,040,491
                                                   -----------        -----------       -----------         ------------

  Operating income (loss)                           (8,749,302)        (6,575,874)       (2,736,052)          (1,786,345)
                                                   -----------        -----------       -----------         ------------

  Other income (expense):
      Interest income                                   11,967             11,460               369                5,623
      Interest expense                              (2,488,042)          (437,986)       (2,288,144)            (111,155)
      Other income (expense), net                       40,769          2,544,513            40,339               82,261
      Minority interest                                187,216                  0           149,493                    0
                                                   -----------        -----------       -----------         ------------
        Total other income (expense)                (2,248,090)         2,117,987        (2,097,993)             (23,271)
                                                   -----------        -----------       -----------         ------------

  Loss before income taxes                         (10,997,392)        (4,457,887)       (4,833,995)          (1,809,616)

  Income tax expense                                         0                850                 0                    0
                                                   -----------        -----------       -----------         ------------

        Net loss                                  $(10,997,392)       $(4,458,737)      $(4,833,995)        $ (1,809,616)
                                                   ===========        ===========       ===========         ============

  Net loss per share                              $      (0.52)       $     (0.27)      $     (0.22)        $      (0.11)
                                                   ===========        ===========       ===========         ============

  Weighted average common shares outstanding        21,323,771         16,319,105        22,076,818           16,843,050
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


     On March 14, 1997, the Company consummated a private placement. (the "Private Placement") of 85 Units each consisting of $100,000 in principal amount of 12% Convertible Promissory Notes (the "Notes") and Warrants (the "Warrants") to purchase 10,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). The Company received net proceeds of approximately $7.8 million from the Private Placement after deducting commissions and related expenses.

     The Notes bear interest at the rate of 12% per annum, payable semi-annually in arrears on August 15 and February 15 of each year during the term of the Notes. Principal under the Notes is due March 14, 2000. Commencing three months following the date of issuance, and subject to shareholder approval of an amendment to the Certificate of Incorporation (the "Charter Amendment") to increase the authorized shares of Common Stock by an amount sufficient to permit the Company to reserve for issuance a sufficient number of shares to allow for the conversion of the Notes, the Notes will become convertible at the option of the holder into shares of Common Stock at a conversion price price equal to $3.125 (the "Conversion Price"). If the Company does not have sufficient authorized shares to accommodate conversion of the Notes by May 31, 1997, (i) the Notes will become due and payable 30 days thereafter at an amount equal to 150% of the outstanding principal amount, and (ii) the Conversion Price will be reduced by 20%. At the Company's annual stockholders meeting on May 23, 1997 the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock to 50,000,000 shares. This increase provides sufficient shares to accomodate conversion of the notes.

     At the date of issuance the conversion feature of the notes was "in the money", with the intrinsic value of such feature calculated as approximately $1,900,000. Such amount has been reflected as additional paid-in capital with an offset in deferred financing costs in the consolidated balance sheet as of March 31, 1997. The deferred financing costs were written off in the current quarter, the period in which the notes became convertible.

     The Warrants are exercisable to purchase Common Stock at an exercise price of $3.125 per share. Of the 10,000 Warrants included in each Unit, 8,823 are immediately exercisable for a period of six months following March 14, 1997, and 1,177 Warrants will become immediately exercisable upon effectiveness of the Charter Amendment and will remain exercisable for six months thereafter.

     The Company has agreed to register the resale of the Common Stock underlying the Notes and the Warrants under the Securities Act of 1933, as amended. If the company fails to file with the Securities and Exchange Commission a registration statement covering such underlying Common Stock on or prior to May 31, 1997, (i) the interest reate on the Notes will increase to 16% per annum until such registration statement is filed, and
     (ii) the Conversion Price will be reduced by 20%. The Company filed the required registration statement on May 30, 1997

     The total proceeds received of $8,500,000 were allocated to the notes payable and warrants based on the estimated fair value of $7,934,500 and $565,500, respectively. The original issue discount of $565,500 relating to the notes payable has been recorded in Deferred Finance Costs on the March 31, 1997 Balance Sheet, and will be amortized over the term of the notes. The placement agent, a shareholder of the Company, received fees estimated at $961,500 representing out of pocket expenses of $56,500, a placement fee equal to $595,000 or 7% of the proceeds of the offering and five year warrants to purchase 200,000 shares of the Company's Common
     Stock with a fair value of $310,000. Of the loan proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Culture System II product line acquisiton on March
     3, 1997 (see note 5), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. Of the total of $3,517,000 of costs associated with the issuance of these notes, $1,617,000 will be amortized over the three year term of the notes and $1,900,000 related to the "in the money" conversion feature was written off in the current quarter.

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

     The pro-forma consolidated results of operations giving effect to the acquisition of Difco as if it had occurred as of January 1, 1996 follows:


                                           For the Six Months Ended
                                         -----------------------------
                                         June 30, 1997   June 30, 1996
                                         -------------   -------------
                 Sales                   $  11,882,424   $  11,028,591

                 Net loss                $ (12,139,925)  $  (9,214,565)

                 Net loss per share             ($0.57)         ($0.55)




6. Warranty reserve: The warranty reserve has been classified as a non-current liability because, in management's estimation, no materially significant claims will be paid in the next twelve months.

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

     Interest expense of $2,288,000 in the second quarter of 1997 reflected amounts accrued on the three year notes issued in March of 1997 and a write-off of $1.9 million related to the "in the money" conversion feature of these notes. The write-off was recorded in the second quarter of 1997 because that is the period in which the notes became convertible. The interest expense for the second quarter of 1996 of $111,000 reflected non-cash interest incurred for issuance of warrants connected with notes payable repaid in 1996.


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


     Net loss increased from $1,810,000 for the second quarter of 1996 to $4,834,000 for the second quarter of 1997 due to increased sales volume and related gross margins offset by increases in all operating expense categories. In addition, a write-off of $1.9 million related to the "in the money" conversion feature of notes issued in March 1997 increased interest expense as compared to 1996. Net loss per share for the quarter ended June 30, 1997 was $0.22 compared to $0.11 for the quarter ending June 30, 1996. Weighted average shares outstanding for the periods 1997 and 1996 were 22,077,000 and 16,843,000, respectively.



     For the six month period ended June 30, 1997, net loss was $10,997,000 and $4,459,000 for the comparable 1996 period. The increase in the loss for 1997 as compared to 1996 was primarily attributed to higher spending in the administrative area and increased sales and marketing efforts. Also, the Company received no other income from licensing agreements in 1997, while $3,500,000 of such other income was received in 1996. The "in the money" write-off of $1.9 million, as discussed above, for the six months ending June 30, 1997 also contributed to the increased loss as compared to the first six months of 1996. The net loss per share for the first six months of 1997 was $0.52 compared to $0.27 for the 1996 period. The loss per share for the current six month period was about $0.10 per share less due to the increase in the weighted average shares outstanding for 1997.


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