Form 10QSB/A
period 1997-03-31
ACCUMED INTERNATIONAL INC
filed 1997-10-09
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              Amendment No. 4 on

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

                          ACCUMED INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Three Months        Three Months
                                                                      Ended              Ended
                                                                    March 31,          March 31,
                                                                      1997                1996
                                                                  ------------        ------------
 Cash flows from operating activities:
   Net loss                                                        $ (6,163,397)      $ (2,649,121)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                        259,724            133,344
   Write-off of in-process research and development                         -            3,499,727
   Write-off of impaired goodwill                                     3,582,068                -
   Minority interest                                                     (7,839)               -
   Expenses paid with issuance of warrants                                  -            1,350,390
   Shares received for litigation settlement                             22,272                -
   Changes in assets and liabilities:
     Decrease (Increase) in restricted cash                                 -               53,000
     Decrease (Increase) in accounts receivable                         335,113              5,355
     Decrease (Increase) in prepaid expenses and deposits              (110,171)            11,383
     Decrease (Increase) in production inventory                       (456,346)          (205,558)
     (Increase) in other assets and intangible assets                    20,040             (6,508)
     Increase in accounts payable                                        21,322            475,631
     (Increase) in deferred financing costs and intangibl              (650,920)              -
     Increase in other current liabilities and reserves                  39,545           (115,595)
     Increase in notes payable                                              -              314,446
     Increase (Decrease) in deferred revenue                           (102,665)        (1,454,450)
                                                                   ------------       ------------
     Net cash used in operating activities                           (3,211,254)         1,412,044
                                                                   ------------       ------------

 Cash used in investing activities:
   Purchase of fixed assets                                            (275,153)          (200,685)
   Acquisition of business, net                                      (6,000,000)               -
                                                                   ------------       ------------
 Net cash used in investment activities                              (6,275,153)          (200,685)
                                                                   ------------       ------------
 Cash flows from financing activities:
   Proceeds from issuances of common stock net                           38,097             16,924
   Notes receivable (issued) collected                                  (13,150)               -
   Payment of capital lease obligation                                  (24,557)           (26,663)
   Proceeds from issuance of notes payable and warrants               8,500,000                -
   Proceeds from bridge loan                                          6,000,000                -
   Payment of notes payable and bridge loan                          (6,188,455)               -
                                                                   ------------       ------------
 Net cash provided by financing activities                            8,311,935             (9,739)
                                                                   ------------       ------------
 Net increase (decrease) in cash and cash equivalents                (1,174,472)         1,201,620

 Cash and cash equivalents at beginning of period                     2,801,359            180,508
                                                                   ------------       ------------
 Cash and cash equivalents at end of period                        $  1,626,887       $  1,382,128
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