Form 10QSB/A
period 1997-06-30
ACCUMED INTERNATIONAL INC
filed 1997-10-09
CIK 888335

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


                         Amendment #2 to Form 10-QSB


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

                          ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                  Six Months            Six Months
                                                                 Ended June 30,        Ended June 30,
                                                                     1997                 1996
                                                                 --------------        --------------
Cash flows from operating activities:
  Net income (loss)                                              $(10,997,392)         $(4,458,737)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                                     1,235,592              704,465
  Write-off of debt discount                                        1,926,840                    0
  Write-off of in-process research and development                          0            3,499,727
  Write-off of impaired goodwill                                    3,582,068                    0
  Minority interest                                                  (187,216)                   0
  Expenses paid with issuance of stock and warrants                         0            1,285,484
  Non-cash gain on settlement                                         (22,272)            (159,957)
  Loss on disposal of assets                                                0               74,706
  Changes in assets and liabilities:
    Decrease in restricted cash                                             0              363,000
    (Increase) in accounts receivable                                (939,273)            (531,403)
    (Increase) in prepaid expenses and deposits                      (327,189)            (106,358)
    (Increase) in production inventory                               (556,818)            (371,877)
    Decrease (Increase) in other and intangible assets                150,988              (57,584)
    Increase in accounts payable                                    1,846,948              237,548
    (Increase) in deferred financing costs                           (784,625)                   0
    Increase (Decrease) in other current liabilities                  249,973              (94,588)
    (Decrease) in warranty reserves                                  (341,807)                   0
    (Decrease) in deferred revenue                                    (10,606)          (1,419,092)
                                                                  -----------          -----------
Net cash used in operating activities                              (5,174,789)          (1,034,666)
                                                                  -----------          -----------
Cash used in investing activities:
  Purchase of fixed assets                                           (624,926)            (202,010)
  Acquisition of business, net                                     (6,000,000)                   0
                                                                  -----------          -----------
Net cash used in investment activities                             (6,624,926)            (202,010)
                                                                  -----------          -----------
Cash flows from financing activities:
  Proceeds from issuances of common stock, net                        261,028            2,338,711
  Notes receivable (issued) collected                                 (55,767)                   0
  Payment of capital lease obligation                                 (32,870)             (46,770)
  Proceeds from issuance of notes payable                          10,015,000              250,000
  Proceeds from bridge loan                                         6,000,000                    0
  Payment of notes payable and bridge loan                         (6,188,455)            (889,017)
                                                                  -----------          -----------
Net cash provided by financing activities                           9,998,936            1,652,924
                                                                  -----------          -----------
Effect of exchange rates on cash                                            0               (1,491)
                                                                  -----------          -----------
Net increase (decrease) in cash and cash equivalents               (1,800,779)             414,757
Cash and cash equivalents at beginning of period                    2,801,359              180,508
                                                                  -----------          -----------

Cash and cash equivalents at end of period                        $ 1,000,580          $   595,265
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