Form 10QSB
period 1997-09-30
ACCUMED INTERNATIONAL INC
filed 1997-11-13
CIK 888335

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____.

                         Commission file number 0-20652

                           ACCUMED INTERNATIONAL, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                36-4054899
        (State or other jurisdiction                     (IRS Employer
      of incorporation or organization)                Identification No.)

                900 N. Franklin St., Suite 401, Chicago, IL 60610
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (312) 642-9200
                -------------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

The number of shares of Common Stock outstanding as of November 10, 1997:
22,683,023 Transitional Small Business Disclosure Format (check one):

Yes [X]   No [ ]

                                 ACCUMED INTERNATIONAL, INC.

                                            INDEX



                                                                                  Page
                                                                                 Number
                                                                                 ------
 PART I.          Financial Information

      1.          Consolidated Financial Statements

                  Consolidated Balance Sheets -
                      September 30, 1997 and December 31, 1996......................  1

                  Consolidated Statements of Operations -
                      Nine Months Ended September 30, 1997 and 1996 and
                      Three Months Ended September 30, 1997 and 1996................  2

                  Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 1997 and 1996.................  3

                  Notes to Consolidated Financial Statements........................  4

      2.          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................ 7

PART II.          Other Information

      6.          Exhibits and Reports on Form 8-K.................................. 11

SIGNATURES.......................................................................... 17

                           ACCUMED INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                               ------------------


                                                                   (Unaudited)        (Audited)
                                                                  September 30,      December 31,
                                                                      1997               1996
                                                                  ------------       ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                      $  1,549,914       $  2,801,359
   Restricted cash                                                           -            100,000
   Accounts receivable                                               5,033,413          2,143,596
   Prepaid expenses and deposits                                       653,693            217,198
   Production inventory                                              3,240,081          1,772,127
                                                                  ------------       ------------
      Total current assets                                          10,477,101          7,034,280
                                                                  ------------       ------------

Fixed assets, net                                                    5,901,605          1,696,071
                                                                  ------------       ------------

Notes receivable                                                       225,700            214,273
Deferred financing costs                                             1,635,424                  -
Intangible assets                                                    5,122,400          5,340,411
Other assets                                                           600,762            194,507
                                                                  ------------       ------------

                                                                  $ 23,962,992       $ 14,479,542
                                                                  ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                               $  4,700,210       $  2,340,769
   Other current liabilities                                         1,138,590            879,808
   Deferred revenue                                                    139,305            146,968
   Notes payable                                                     1,150,100            198,555
   Capital lease obligation due within one year                         67,122             89,810
                                                                  ------------       ------------
      Total current liabilities                                      7,195,327          3,655,910
                                                                  ------------       ------------

Warranty reserves                                                    1,064,092                  -
Long term debt                                                      12,090,795            230,795
Minority interest                                                      152,408            456,841
                                                                  ------------       ------------
                                                                    13,307,295            687,636
                                                                  ------------       ------------
Stockholders' equity
   Common stock, $0.01 par value, 50,000,000 shares
      authorized, 22,658,324 shares issued and outstanding
      at September 30, 1997, 20,854,157 at December 31, 1996           226,583            208,542
   Additional paid-in capital                                       51,838,319         44,424,646
   Cumulative translation adjustment                                    32,586             32,586
   Accumulated deficit                                             (48,420,381)       (34,335,313)
   Less treasury stock,  37,956 shares at Sept. 30, 1997,
   and 31,812 shares at December 31, 1996, respectively               (216,737)          (194,465)
                                                                  ------------       ------------
      Total stockholders' equity                                     3,460,370         10,135,996
                                                                  ------------       ------------
                                                                  $ 23,962,992       $ 14,479,542
                                                                  ============       ============


        See accompanying notes to the consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                               ------------------


                                                   Nine Months Ended                Three Months Ended
                                                       September 30,                   September 30,
                                              -----------------------------     -----------------------------
                                                  1997             1996             1997             1996
                                              ------------     ------------     ------------     ------------
Sales                                         $ 14,157,306     $  3,668,150     $  4,914,004     $  1,356,056
Less cost of sales                              (8,905,595)      (2,054,122)      (3,331,740)        (588,665)
                                              ------------     ------------     ------------     ------------
    Gross profit (loss)                          5,251,711        1,614,028        1,582,264          767,391
                                              ------------     ------------     ------------     ------------

Operating expenses:
    General and administrative                   6,280,715        2,874,079        1,833,732        1,082,545
    Research and development                     3,639,509        1,798,289        1,340,234          508,604
    Acquired research and development                    -        3,499,727                -                -
    Goodwill writeoff                            3,582,068                -                -                -
    Sales and marketing                          3,215,636        1,465,047        1,125,213          623,481
                                              ------------     ------------     ------------     ------------
       Total operating expenses                 16,717,928        9,637,142        4,299,179        2,214,630
                                              ------------     ------------     ------------     ------------

Operating income (loss)                        (11,466,217)      (8,023,114)      (2,716,915)      (1,447,239)
                                              ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                 19,808           15,796            7,841            4,336
    Interest expense                            (2,960,893)        (450,628)        (472,851)         (12,643)
    Other income (expense), net                     18,449        3,588,623          (22,320)          58,818
    Minority interest                              303,785       (1,004,082)         116,569          (18,790)
                                              ------------     ------------     ------------     ------------
       Total other income (expense)             (2,618,851)       2,149,709         (370,761)          31,721
                                              ------------     ------------     ------------     ------------

Loss before income taxes                       (14,085,068)      (5,873,405)      (3,087,676)      (1,415,518)
Income tax expense                                       -              850                -                -
                                              ------------     ------------     ------------     ------------
       Net loss                               $(14,085,068)    $ (5,874,255)    $ (3,087,676)    $ (1,415,518)
                                              ============     ============     ============     ============
Net loss per share                            $      (0.65)    $      (0.36)    $      (0.14)    $      (0.08)
                                              ============     ============     ============     ============
Weighted average common shares outstanding      21,574,098       16,502,973       22,482,305       17,722,514
                                              ============     ============     ============     ============


        See accompanying notes to the consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                               ------------------


                                                                      Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                     1997              1996
                                                                ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                           $(14,085,068)      $ (5,874,255)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                  2,161,617            866,733
    Write-off of debt discount                                     1,966,340                  -
    Write-off of in-process research and development                       -          3,499,727
    Write-off of impaired goodwill                                 3,582,068                  -
    Minority interest                                               (303,785)                 -
    Expenses paid with issuance of stock and warrants                      -          1,441,484
    Non-cash gain on settlement                                      (22,272)          (159,957)
    Loss on disposal of assets                                             -             74,706
    Changes in assets and liabilities:
        Decrease in restricted cash                                  100,000             63,000
        (Increase) in accounts receivable                           (679,152)          (553,069)
        (Increase) in prepaid expenses and deposits                 (436,495)          (113,545)
        (Increase) in production inventory                          (457,178)          (423,419)
        Decrease (Increase) in other and intangible assets          (571,147)          (736,422)
        Increase in accounts payable                               2,387,921            888,343
        (Increase) in deferred financing costs                      (821,884)                 -
        Increase (Decrease) in other current liabilities             (54,181)            26,056
        (Decrease) in warranty reserves                             (435,908)                 -
        (Decrease) in deferred revenue                                (7,663)        (1,408,806)
                                                                ------------       ------------
Net cash used in operating activities                             (7,676,787)        (2,409,424)
                                                                ------------       ------------
Cash used in investing activities:
    Purchase of fixed assets                                        (898,372)          (938,123)
    Acquisition of business, net                                  (6,000,000)                 -
                                                                ------------       ------------
Net cash used in investment activities                            (6,898,372)          (938,123)
                                                                ------------       ------------
Cash flows from financing activities:
    Proceeds from issuances of common stock, net                     556,466          2,841,885
    Notes receivable (issued) collected                              (11,427)                 -
    Payment of capital lease obligation                              (32,870)           (63,527)
    Proceeds from issuance of notes payable and warrants          14,750,000          1,500,000
    Proceeds from bridge loan                                      6,000,000                  -
    Payment of notes payable and bridge loan                      (7,938,455)          (964,017)
                                                                ------------       ------------
Net cash provided by financing activities                         13,323,714          3,314,341
                                                                ------------       ------------
Effect of exchange rates on cash                                           -             (1,491)
                                                                ------------       ------------
Net increase (decrease) in cash and cash equivalents              (1,251,445)           (34,697)
Cash and cash equivalents at beginning of period                   2,801,359            180,508
                                                                ------------       ------------

Cash and cash equivalents at end of period                      $  1,549,914       $    145,811
                                                                ============       ============


          See accompanying notes to consolidated financial statements.

                                           PART I.

                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ACCUMED INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements: The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

4. Notes Payable: The Company received $4,500,000 in loan proceeds on September 30, 1997. The loan bears interest at 14.5% and is secured by all assets of the Company except for certain royalties and certain stock in the Company's foreign subsidiaries. Terms of the loan call for 48 monthly payments of $113,300 and a balloon payment of $696,700 in October

     2001. The Company also issued 245,783 warrants to purchase Common Stock of the Company to the lender at an exercise price of $2.60. The warrants were valued at $201,500, and were recorded as deferred financing costs in the third quarter. This amount will be written off over four years, the term of the loan. The Company used an aggregate of $1,250,000 of such loan proceeds to repay interim financing received in the third quarter under two installment loan agreements.

     The Company utilized the Black-Scholes pricing model to determine the fair value of the warrants issued. The following assumptions were incorporated into the model: 245,783 warrants - risk free rate 6%, expected life 5 years, expected volatility 20%, and expected dividend zero.

5. Private Placement. On March 14, 1997, the Company consummated a private placement (the "Private Placement") of 85 Units each consisting of $100,000 in principal amount of 12% Convertible Promissory Notes (the "Notes") and Warrants (the "Warrants") to purchase 10,000 shares of the Company's Common Stock. The Company received net proceeds of approximately $7.8 million from the Private Placement after deducting commissions and related expenses.

     The Notes bear interest at the rate of 12% per annum, payable semi-annually in arrears on August 15 and February 15 of each year during the term of the Notes. Principal under the Notes is due March 14, 2000. The Notes are convertible at the option of the holder into shares of Common Stock at a conversion price equal to $3.125 (the "Conversion Price").

     At the date of issuance the conversion feature of the Notes was "in the money", with the intrinsic value of such feature calculated as approximately $1,900,000. Such amount has been reflected as additional paid-in capital, and was written off as deferred financing costs in the second quarter, the period in which the notes became convertible.

     The Warrants are exercisable to purchase Common Stock at an exercise price of $3.125 per share. Of the 10,000 Warrants included in each Unit, 8,823 became exercisable for a period six months following March 14, 1997, and 1,177 Warrants became exercisable upon issuance for a six-month period beginning May 23, 1997. The Company has extended the expiration dates of all 850,000 Warrants sold in the Private Placement to December 31, 1997.

     The total proceeds received of $8,500,000 were allocated to the Notes and Warrants based on the estimated fair value of $7,934,500 and $565,500, respectively. The original issue discount of $565,500 relating to the Notes has been recorded in Deferred Financing Costs on the balance sheet, and will be amortized over the term of the Notes. The placement agent, a shareholder of the Company, received fees estimated at $961,500, representing out of pocket expenses of $56,500, a placement fee equal to $595,000, or 7% of the proceeds of the Private Placement and five year warrants to purchase 200,000 shares of the Company's Common Stock with a fair value of $310,000. Of the Private Placement proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Culture System II product line (the "ESP Product Line") acquisition on March 3, 1997 (see

     Note 5), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. Of the total of $3,517,000 of costs associated with the issuance of the Notes, $1,617,000 will be amortized over the three year term of the Notes and $1,900,000 related to the "in the money" conversion feature was written off in the second quarter.

     The Company utilized the Black-Scholes pricing model to determine the fair value of the Warrants issued. The following assumptions were incorporated into the model: 850,000 warrants - risk free rate 7%, expected life six months, expected volatility 20%, and expected dividend zero; 200,000 warrants - risk free rate 7%, expected life 5 years, expected volatility 20%, and expected dividend zero.

6. Acquisition: On March 3, 1997, the Company acquired the ESP Product Line from Difco Microbiology Systems, Inc. ("Difco") for a total purchase price of $6,000,000 in cash. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based on their estimated fair values. This treatment resulted in no excess purchase price over the fair value of tangible assets acquired. The operations associated with this acquisition have been included in the consolidated statement of operations since the date of acquisition.

     The pro-forma consolidated results of operations giving effect to the acquisition of the ESP Product Line as if it had occurred as of January 1, 1996 follows:

                                               For the Nine Months Ended
                                         Sept. 30, 1997           Sept. 30, 1996
                                         --------------           --------------
     Sales                                $ 16,796,428             $ 16,542,887

     Net Loss                             $(15,188,121)            $(13,821,847)
     Net Loss per Share                       $(0.70)                  $(0.82)


7. Warranty reserve: The warranty reserve has been classified as a non-current liability because, in management's estimation, no materially significant claims will be paid in the next 12 months.

8. Related Party Loan: During the third quarter, the Company received a $500,000 bridge loan from a director and shareholder of the Company. The loan was repaid in full from the loan proceeds received on September 30, 1997 (see Note 4), together with interest and prepayment premium of an aggregate of $10,000. In addition, the Company issued 50,000 warrants to purchase Common Stock of the Company at an exercise price of $2.50. The warrants were valued at $39,500 and recorded as interest expense in the third quarter.

     The Company utilized the Black-Scholes pricing model to determine the fair value of the warrants granted. The following assumptions were incorporated into the model: 50,000 warrants - risk free rate 6%, expected life five years, expected volatility 20%, and expected dividend zero.

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

        Effective March 3, 1997, the Company acquired certain assets and liabilities of Difco Microbiology Systems, Inc. relating to the ESP Culture System II product line (the "ESP Product Line"). The results of operations reflected in the Company's consolidated statement of operations for the quarter and nine months ended September 30, 1997 include the results of operations of the ESP Product Line from the date of the acquisition, whereas results of operations from prior periods reflect the operations of the Company's microbiology and cytopathology product lines only.

        Sales revenues for the quarter ended September 30, 1997 increased to $4,914,000 compared to $1,356,000 for the quarter ended September 30, 1996, due primarily to the increase in sales in the microbiology product line and the addition of the ESP product line.

        Cost of sales increased from $589,000 in the third quarter of 1996 to $3,332,000 in the third quarter of 1997, reflecting the increased sales volume in the microbiology product line and the addition of the ESP product line.

     General and administrative expenses increased from $1,083,000 in the third quarter of 1996 to $1,834,000 in the comparable 1997 quarter primarily due to increases in staffing, office, professional fees, and investor relations efforts.

        Interest expense of $473,000 in the third quarter of 1997 reflected amounts accrued on the three year notes issued in March of 1997 and installment and bridge financing received in the third quarter. The interest expense for the third quarter of 1996 of $13,000 reflected non-cash interest incurred for issuance of warrants connected with notes payable repaid in 1996.

        Research and development expenses increased from $509,000 in the third quarter of 1996 to $1,340,000 in the third quarter of 1997 due primarily to increased spending in the cytopathology area.

        Sales and marketing expenses increased from $623,000 in the third quarter of 1996 to $1,125,000 in the third quarter of 1997 due to increased marketing efforts for the cytopathology product line.

        Net loss increased from $1,416,000 for the third quarter of 1996 to $3,088,000 for the third quarter of 1997 due to increased sales volume and related gross margins offset by increases in all operating expense categories. Net loss per share for the quarter ended September 30, 1997 was $0.14 compared to $0.08 for the quarter ending September 30, 1996. Weighted average shares outstanding for the periods 1997 and 1996 were 22,482,000 and 17,723,000, respectively.

        For the nine month period ended September 30, 1997, net loss was $14,085,000 and $5,874,000 for the comparable 1996 period. The increase in the loss for 1997 as compared to 1996 was primarily attributed to higher spending in the administrative area and increased sales and marketing efforts. Also, the Company received no other income from licensing agreements in 1997, while $3,500,000 of such other income was received in 1996. The "in the money" write-off of $1.9 million in the second quarter of 1997, related to the conversion feature of notes issued in March 1997, also contributed to the increased loss as compared to the first nine months of 1996. The net loss per share for the first nine months of 1997 was $0.65 compared to $0.36 for the 1996 period. The loss per share for the 1997 nine-month period was about $0.20 per share less due to the increase in the weighted average shares outstanding for 1997.

        The decrease in net current assets of $97,000 as of September 30, 1997 as compared to December 31, 1996 is due primarily to a decrease in net current assets of the cytopathology product line, partially offset by an increase in net current assets relating to the Company's acquisition at March 3, 1997 of the ESP Product Line.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its public offerings of securities to fund its cash requirements. From the initial public offering in October 1992 through September 30, 1997, the Company has raised approximately $43,000,000 in aggregate net proceeds from public offerings and private placements of securities.

        The Company's most recent private placement was closed in March 1997, resulting in the issuance of $8,500,000 of three year convertible notes bearing interest at a rate of 12% per annum. Investors also received 850,000 warrants to purchase shares of the Company's Common Stock at a price of $3.125 per share. Approximately 750,000 of such Warrants would have expired on October 14, 1997 and the balance would have expired on November 23, 1997. However, the Company extended the expiration date of all 850,000 Warrants to December 31, 1997. Of such Warrants, 25,000 have been exercised; if the balance of the Warrants are exercised, of which there can be no assurance, the Company would receive approximately $2,581,000 in gross proceeds.

        In September 1997, the Company incurred indebtedness of $4,500,000 secured by a lien against virtually all of the Company's assets, repayable in 48 monthly installments of $113,300 starting November 1997. A balloon payment for the balance of $696,700 is due October 2001. The loan bears interest at a rate of 14.5% per annum. The lender also received 245,783 warrants to purchase shares of the Company's Common Stock at an exercise price of $2.60 per share. The warrants expire September 30, 2002. If all of these warrants are exercised, of which there can be no assurance, the Company would receive approximately $639,000 in gross proceeds. In October 1997, the Company entered into a one-year revolving credit facility with the same lender. Pursuant to such facility, the Company may borrow up to $4,000,000 from time to time based on the amount of eligible accounts receivable. Indebtedness under such revolving facility is secured by a lien on virtually all the Company's assets and bears interest at an annual rate of prime plus 3%. On October 28, 1997, the Company received $1,500,000 under such revolving facility.

        During the third quarter of 1997, the Company received an aggregate of $207,000 upon the exercise of certain stock options and warrants and a $100,000 abatement of investment banking fees. In addition, the Company received and repaid $1,750,000 in loans. One of the lenders received warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.50 per share, expiring in August 2002. If all of these warrants are exercised, of which there can be no assurance, the Company would receive approximately $125,000 in gross proceeds.

        During the nine months ended September 30, 1997, the Company has expended substantial funds for research and product development, scale-up of manufacturing capacity, sales and marketing efforts and other general corporate purposes. Management believes that existing cash balances and internally generated funds will be sufficient to finance the Company's projected operations through at least the next 12 months. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of manufacturing capacity, the costs, timing and success of the Company's product development efforts, the costs and timing of acceptance of the Company's products, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        Management expects that the Company's operating results will fluctuate significantly from quarter to quarter and will depend on various factors, many of which are outside of management's control. These factors include the success of the marketing efforts for the Company's products, obtaining necessary regulatory clearances or approvals for the Company's products, the timing and level of expenditures associated with expansion of sales and marketing activities and overall operations, the Company's ability to cost effectively expand manufacturing capacity and maintain consistently acceptable yields, the timing of establishment of strategic distribution arrangements and the success of the activities conducted under such changes in government regulation and other factors, the timing of significant orders from and shipments to customers, and general economic conditions. These or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

                                           PART II.
                                      OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are filed herewith:

              10.1 Equipment Loan and Security Agreement dated as of September 23, 1997 between Registrant and Transamerica Business Credit Corporation.

              10.2 Promissory Note No. 1 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000.

              10.3 Promissory Note No. 2 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000.

              10.4 Promissory Note No. 3 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000.

              27.1    Financial Data Schedule

        (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended September 30, 1997: On July 17, 1997, Amendment No. 2 to Current Report on Form 8-K/A dated March 3, 1997: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of the ESP Culture System II product line, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

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

     On August 15, 1997, Amendment No. 3 to Current Report on Form 8-K/A dated March 3, 1997: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of the ESP Culture System II product line, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

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

     On September 12, 1997, Amendment No. 4 to Current Report on Form 8-K/A dated March 3, 1997: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of the ESP Culture System II product line, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

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

       On July 17, 1997, Amendment No. 2 to Current Report on Form 8-K/A dated October 15, 1996: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of Oncometrics Imaging Corp. and Radco Ventures, Inc., and Item 7 - Financial Statements and Exhibits, including the following financial statements:

(a)     Financial Statements of Business Acquired:

        Oncometrics Imaging Corp.:

        1.   Independent Auditors' Report
        2. Balance Sheets as of August 31, 1995, December 31, 1995, May 31, 1996 and September 30, 1996 (unaudited)
        3. Statement of Operations and Deficit for the 12 months ended August 31, 1995; four months ended December 31, 1995; five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited)
        4. Statement of Changes in Financial Position for the 12 months ended August 31, 1995; the four months ended December 31, 1995; the five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited)
        5.   Notes to Financial Statements

        Radco Ventures, Inc.:

        1.   Independent Auditors' Report
        2.   Balance Sheet as of September 30, 1996
        3. Statement of Operations for the period from March 6, 1996 (date of incorporation) through September 30, 1996
        4. Statement of Stockholders' Equity (Deficit) for the period form March 6, 1996 (date of incorporation) through September 30, 1996
        5. Statement of Cash flows for the period from March 6, 1996 (date of incorporation) through September 30, 1996
        6.   Notes to Financial Statements

(b) Pro Forma Financial Information:

        AccuMed International, Inc.:

        1    Pro Forma Condensed Combining Balance Sheet as of September 30,
             1996.
        2.   Pro Forma Condensed Combining Statement of Operations for the 9
             months ended September 30, 1996.
        3.   Pro Forma Condensed Combining Statement of Operations for the 3
             months ended December 31, 1995.
        4    Notes to the Pro Forma Condensed Consolidated Financial Statements.

     On August 15, 1997, Amendment No. 3 to Current Report on Form 8-K/A dated October 15, 1996: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of Oncometrics Imaging Corp. and Radco Ventures, Inc., and Item 7 - Financial Statements and Exhibits, including the following financial statements:

(a)     Financial Statements of Business Acquired:

        Oncometrics Imaging Corp.:

        1.   Independent Auditors' Report
        2. Balance Sheets as of August 31, 1995, December 31, 1995, May 31, 1996 and September 30, 1996 (unaudited)
        3. Statement of Operations and Deficit for the 12 months ended August 31, 1995; four months ended December 31, 1995; five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited)
        4. Statement of Changes in Financial Position for the 12 months ended August 31, 1995; the four months ended December 31, 1995; the five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited)
        5.   Notes to Financial Statements

        Radco Ventures, Inc.:

        1.   Independent Auditors' Report
        2.   Balance Sheet as of September 30, 1996
        3. Statement of Operations for the period from March 6, 1996 (date of incorporation) through September 30, 1996
        4. Statement of Stockholders' Equity (Deficit) for the period March 6, 1996 (date of incorporation) through September 30, 1996
        5. Statement of Cash flows for the period from March 6, 1996 (date of incorporation) through September 30, 1996
        6.   Notes to Financial Statements

(b) Pro Forma Financial Information:

        AccuMed International, Inc.:

        1    Pro Forma Condensed Combining Balance Sheet as of September 30,
             1996.

        2.   Pro Forma Condensed Combining Statement of Operations for the 9
             months ended September 30, 1996.
        3.   Pro Forma Condensed Combining Statement of Operations for the 3
             months ended December 31, 1995.
        4    Notes to the Pro Forma Condensed Consolidated Financial Statements.

     On September 12, 1997, Amendment No. 4 to Current Report on Form 8-K/A dated October 15, 1996: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of Oncometrics Imaging Corp. and Radco Ventures, Inc., and Item 7 - Financial Statements and Exhibits, including the following financial statements:

(a)     Financial Statements of Business Acquired:

        Oncometrics Imaging Corp.:

        1.   Independent Auditors' Report
        2. Balance Sheets as of August 31, 1995, December 31, 1995, May 31, 1996 and September 30, 1996 (unaudited)
        3. Statement of Operations and Deficit for the 12 months ended August 31, 1995; four months ended December 31, 1995; five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited)
        4. Statement of Changes in Financial Position for the 12 months ended August 31, 1995; the four months ended December 31, 1995; the five months ended May 31, 1996 and the four months ended September 30, 1996 (unaudited)
        5.   Notes to Financial Statements

        Radco Ventures, Inc.:

        1.   Independent Auditors' Report
        2.   Balance Sheet as of September 30, 1996
        3. Statement of Operations for the period from March 6, 1996 (date of incorporation) through September 30, 1996
        4. Statement of Stockholders' Equity (Deficit) for the period March 6, 1996 (date of incorporation) through September 30, 1996
        5. Statement of Cash flows for the period from March 6, 1996 (date of incorporation) through September 30, 1996
        6.   Notes to Financial Statements

(b) Pro Forma Financial Information:

        AccuMed International, Inc.:

        1    Pro Forma Condensed Combining Balance Sheet as of September 30,
             1996.

        2. Pro Forma Condensed Combining Statement of Operations for the 9 months ended September 30, 1996.

        3. Pro Forma Condensed Combining Statement of Operations for the 3 months ended December 31, 1995.

        4    Notes to the Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ACCUMED INTERNATIONAL, INC.





                                       /s/ LEONARD R. PRANGE
                                       -----------------------------------------
                                       Leonard R. Prange
                                       Chief Financial Officer and
                                       Chief Operating Officer

Date:  November 13, 1997

                                INDEX TO EXHIBITS



 Exhibit No.                         Description of Exhibit
------------                         ----------------------
    10.1          Equipment Loan and Security Agreement dated as of September
                  23, 1997 between Registrant and Transamerica Business Credit
                  Corporation.

    10.2          Promissory Note No. 1 dated as of September 30, 1997 by the
                  Registrant in favor of Transamerica Business Credit
                  Corporation in the original principal amount of $1,500,000.

    10.3          Promissory Note No. 2 dated as of September 30, 1997 by the
                  Registrant in favor of Transamerica Business Credit
                  Corporation in the original principal amount of $1,500,000.

    10.4          Promissory Note No. 3 dated as of September 30, 1997 by the
                  Registrant in favor of Transamerica Business Credit
                  Corporation in the original principal amount of $1,500,000.

    27.1          Financial Data Schedule
