Form 10QSB/A
period 1997-09-30
ACCUMED INTERNATIONAL INC
filed 1997-12-09
CIK 888335

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

SIGNATURES.......................................................................... 12

                           ACCUMED INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                               ------------------


                                                                   (Unaudited)        (Audited)
                                                                  September 30,      December 31,
                                                                      1997               1996
                                                                  ------------       ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                      $  1,549,914       $  2,801,359
   Restricted cash                                                           -            100,000
   Accounts receivable                                               5,033,413          2,143,596
   Prepaid expenses and deposits                                       653,693            217,198
   Production inventory                                              3,240,081          1,772,127
                                                                  ------------       ------------
      Total current assets                                          10,477,101          7,034,280
                                                                  ------------       ------------

Fixed assets, net                                                    5,901,605          1,696,071
                                                                  ------------       ------------

Notes receivable                                                       225,700            214,273
Deferred financing costs                                               704,225                  -
Intangible assets                                                    5,122,400          5,340,411
Other assets                                                           600,761            194,507
                                                                  ------------       ------------

                                                                  $ 23,031,792       $ 14,479,542
                                                                  ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                               $  4,700,210       $  2,340,769
   Other current liabilities                                         1,388,590            879,808
   Deferred revenue                                                    139,305            146,968
   Notes payable                                                     1,119,100            198,555
   Capital lease obligation due within one year                         67,122             89,810
                                                                  ------------       ------------
      Total current liabilities                                      7,414,327          3,655,910
                                                                  ------------       ------------

Warranty reserves                                                      814,092                  -
Long term debt                                                      11,190,595            230,795
Minority interest                                                      152,408            456,841
                                                                  ------------       ------------
                                                                    12,157,095            687,636
                                                                  ------------       ------------
Stockholders' equity
   Common stock, $0.01 par value, 50,000,000 shares
      authorized, 22,658,324 shares issued and outstanding
      at September 30, 1997, 20,854,157 at December 31, 1996           226,583            208,542
   Additional paid-in capital                                       51,838,319         44,424,646
   Cumulative translation adjustment                                    32,586             32,586
   Accumulated deficit                                             (48,420,381)       (34,335,313)
   Less treasury stock,  37,956 shares at Sept. 30, 1997,
   and 31,812 shares at December 31, 1996, respectively               (216,737)          (194,465)
                                                                  ------------       ------------
      Total stockholders' equity                                     3,460,370         10,135,996
                                                                  ------------       ------------
                                                                  $ 23,031,792       $ 14,479,542
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

     This debt was recorded on the issue date in the consolidated balance sheet as follows:

            Face amount of loan                           $4,500,000
            Less value of warrants issued                   (201,500)
                                                          ----------
                Loan recorded on balance sheet            $4,298,500
            Less current portion                             658,000
                                                          ----------
            Long-term debt                                $3,640,500
                                                          ==========

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

     The Warrants are exercisable to purchase Common Stock at an exercise price of $3.125 per share. Of the 10,000 Warrants included in each Unit, 8,823 became exercisable for a period six months following March 14, 1997, and 1,177 Warrants became exercisable upon issuance for a six-month period beginning May 23, 1997. Pursuant to registration rights granted to the Warrant holders, on May 30, 1997 the Company filed with the Commission a registration statement covering the resale of the shares underlying the warrants. Management and the Warrant holders had anticipated that such registration statement would become effective prior to expiration of the warrants and remain effective for a sufficient period of time prior to such expiration to allow exercise of the warrants and resale of the underlying shares in an orderly fashion. As the expiration dates approached and the registration statement was not yet effective, the Board of Directors determined to extend the expiration dates until December 31, 1997 to allow time to complete the registration process.

     The total proceeds received of $8,500,000 were allocated to the Notes and Warrants based on the estimated fair value of $7,934,500 and $565,500, respectively. The original issue discount of $565,500 relating to the Notes has been recorded in Deferred Financing Costs on the balance sheet, and will be amortized over the term of the Notes. The placement agent, a shareholder of the Company, received fees estimated at $961,500, representing out of pocket expenses of $56,500, a placement fee equal to $595,000, or 7% of the proceeds of the Private Placement and five year warrants to purchase 200,000 shares of the Company's Common Stock with a fair value of $310,000. Of the Private Placement proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP Culture System II product line (the "ESP Product Line") acquisition on March 3, 1997 (see

     Note 6), $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business. Of the total of $3,517,000 of costs associated with the issuance of the Notes, $1,617,000 will be amortized over the three year term of the Notes and $1,900,000 related to the "in the money" conversion feature was written off in the second quarter.

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

     This debt was recorded on the issue date in the consolidated balance sheet as follows:

                Face amount of loan                    $8,500,000
                Less value of warrants issued            (875,500)
                                                       ----------
                    Loan recorded on balance sheet     $7,624,500
                Less current portion                          -0-
                                                       ----------
                Long-term debt                         $7,624,500
                                                       ==========

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

     The pro-forma consolidated results of operations giving effect to the acquisition of the ESP Product Line as if it had occurred as of January 1, 1996 follows:

                                               For the Nine Months Ended
                                         Sept. 30, 1997           Sept. 30, 1996
                                         --------------           --------------
     Sales                                $ 16,796,428             $ 16,542,887

     Net Loss                             $(14,702,621)            $(13,821,847)
     Net Loss per Share                       $(0.68)                  $(0.82)


7. Warranty reserve: A portion of the warranty reserve has been classified as a non-current liability based on management's estimate of claims to be paid in the next 12 months. Warranty reserves have been recorded to reflect future costs to be borne by the Company to repair and replace equipment under lease to customers, acquired as part of the ESP product line (see
     Note 6).

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

        Gross margins decreased from 56.6% in the third quarter of 1996 to 32.2% in the third quarter of 1997, reflecting unabsorbed volume variances of the cytopathology product line. The unabsorbed costs relate mainly to indirect and overhead costs associated with expanding manufacturing capacity of that product line.

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

        Sales revenues for the nine months ended September 30, 1997 increased to $14,157,000 compared to $3,668,000 for the nine months ended September 30, 1996, due primarily to the increased sales in the microbiology product line and the addition of the ESP product line.

        Cost of sales increased from $2,054,000 for the nine months ended September 30, 1996 to $8,906,000 for the comparable 1997 period, reflecting the increased sales volume in the microbiology product line and the addition of the ESP product line.

        Gross margins decreased from 44.0% for the nine month period ended September 30, 1996 to 37.1% for the nine months ended September 30, 1997, reflecting unabsorbed volume variances of the cytopathology product line. The unabsorbed costs relate mainly to indirect and overhead costs associated with expanding manufacturing capacity of that product line.

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

        The warranty reserve liability recorded as a result of the acquisition of the ESP product line represents estimated future costs to be borne by the Company to repair and replace equipment currently leased to customers. Management estimates the timing and amount of the payments for such repairs will occur principally over the final years of the equipment leases, which are scheduled to expire in the years 1998 through 2001.

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

                                           PART II.
                                      OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are filed herewith:

              10.1 Equipment Loan and Security Agreement dated as of September 23, 1997 between Registrant and Transamerica Business Credit Corporation. (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

              10.2 Promissory Note No. 1 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

              10.3 Promissory Note No. 2 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

              10.4 Promissory Note No. 3 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

              27.1    Financial Data Schedule

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

Date:  December 9, 1997

                                INDEX TO EXHIBITS



 Exhibit No.                         Description of Exhibit
------------                         ----------------------
    10.1          Equipment Loan and Security Agreement dated as of September
                  23, 1997 between Registrant and Transamerica Business Credit
                  Corporation. (previously filed with the Quarterly Report on
                  Form 10-QSB for the quarter ended September 30, 1997)

    10.2          Promissory Note No. 1 dated as of September 30, 1997 by the
                  Registrant in favor of Transamerica Business Credit
                  Corporation in the original principal amount of $1,500,000.
                  (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

    10.3          Promissory Note No. 2 dated as of September 30, 1997 by the
                  Registrant in favor of Transamerica Business Credit
                  Corporation in the original principal amount of $1,500,000.
                  (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

    10.4          Promissory Note No. 3 dated as of September 30, 1997 by the
                  Registrant in favor of Transamerica Business Credit
                  Corporation in the original principal amount of $1,500,000.
                  (previously filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

    27.1          Financial Data Schedule
