Form 10-K405
period 1997-12-31
ACCUMED INTERNATIONAL INC
filed 1998-04-03
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20652

                           AccuMed International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                              36-4054899
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              900 N. Franklin Street, Suite 401, Chicago, IL 60610
              ----------------------------------------------------
         (Address of principal                             (Zip Code)
          executive offices)

                  Registrant's telephone number: (312) 642-9200

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
      Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 30, 1998 was: $22,162,830. Number of shares of Common Stock outstanding on March 30, 1998: 31,718,031.

      The information required by Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement dealing with the election of directors to be filed within 120 days of the last fiscal year end.

ITEM 1 OF THIS FORM 10-K ENTITLED "BUSINESS" AND ITEM 7 OF THIS FORM 10-K ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27a OF THE SECURITIES ACT OF 1933 AND SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

                  (a)      General Development of Business

                  AccuMed International, Inc. ("AccuMed" or the "Company") was incorporated in California in June 1988 under the name Alamar Biosciences, Inc. Prior to December 29, 1995, the Company was engaged in developing manufacturing and marketing microbiology products, including alamarBlue(TM) and certain diagnostic test kits under the name Alamar. AccuMed, Inc., an Illinois corporation, was formed in February 1994 and was engaged in researching and developing cytopathology products. Effective January 1995, AccuMed, Inc. acquired the Sensititre(TM) microbiology business by purchasing certain assets and all of the shares of Sensititre(TM) Limited, an English registry company (renamed AccuMed International Limited, and collectively, such businesses are referred to as "AccuMed, Inc."). On December 29, 1995, AccuMed, Inc. merged with and into the Company (the "Merger"). The Company changed its name to AccuMed International, Inc., reincorporated under Delaware law and changed its fiscal year end from September 30 to December 31 in 1995.

                  On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics Imaging Corp., a company continuing under the laws of the Yukon Territory, Canada ("Oncometrics"). Oncometrics was formed in 1995 to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides.

                  On October 15, 1996, the Company acquired all the outstanding shares of Common Stock not already owned by the Company of RADCO Ventures, Inc., a Delaware corporation ("RADCO"), at which time RADCO became a wholly-owned subsidiary of the Company. RADCO was formed in March 1996, for the purpose of developing a diagnostic microbiology test panel and automated reading instrument known as FluoreTone(TM). RADCO was merged with and into the Company effective November 15, 1996, at which time RADCO ceased to exist as a separate corporate entity.

                  The Company completed an underwritten public offering of its Common Stock in October of 1996 and received $11.7 million net of expenses. The proceeds were used for research and development of new products, scale-up of manufacturing, the Oncometrics and RADCO acquisitions and general corporate and working capital purposes.

                  On March 3, 1997, the Company acquired the ESP(TM) Culture System II product line (the "ESP(TM) Product Line") for a total purchase price of $6,000,000 in cash. This acquisition consisted of accounts receivable, inventories, production equipment and a portfolio of rental instruments used to detect microorganisms in blood cultures. The purchase price was ultimately funded by an $8,500,000 private placement of convertible debt and warrants to purchase 850,000 shares of the Company's Common Stock.

                  (b)      Financial Information About Industry Segments

                  The Company's operations are in two laboratory market segments: 1) Microbiology - proprietary disposable products and automated instruments used to identify infectious microorganisms and determine susceptibility to antimicrobial agents, and 2) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears and other microscope slide-based cytology preparations. Refer to note 19 of the Financial Statements and related footnotes for industry segment information.

                  (c)      Narrative Description of Business


GENERAL

                  The Company's primary focus is on the development of cytopathology products that support the review and analysis of Pap smears and other cytology preparations in order to improve the quality of cell and specimen analyses and increase productivity in the clinical diagnostic laboratory. The Company has made significant expenditures on research and development, patent applications, and regulatory approvals to bring these products to a marketable position.

                  The Company believes it is the only company competing in the computer-assisted cytology market with a modular, expandable product (the "AcCell(TM)" systems) that allows customers to upgrade to more fully automated versions. Given the present health care and regulatory environment, the Company believes its products will be more readily accepted than higher priced, non-modular, non-interactive products that attempt to eliminate human experts from the diagnostic process.

                  Although the cervical Pap test is the largest volume diagnostic cytology test, the cytopathology laboratory routinely conducts other tests based on samples from numerous organs and areas of the body, all of which require precision optical microscopy and careful error-free management of data to be effectively implemented. The Company is currently developing products for these applications by combining its AcCell(TM) technology with proprietary technology to be licensed from Oncometrics for use in connection with the analysis of these tests in a manner similar to that of Pap smear tests.

                  The Company also develops, manufactures and markets in vitro diagnostic clinical microbiology products for the human clinical laboratory, veterinary and pharmaceutical markets. In March 1997, the Company acquired the ESP(TM) Product Line to enhance its product offerings. The Company continues to make significant research, patent and regulatory expenditures in such microbiology products. On March 5, 1998, the Company announced that the Board of Directors has authorized management to seek buyers for those aspects of the Company's business that do not contribute to the development and marketing of an integrated product line of imaging-based cytopatholgy systems and testing procedures. The Company has received inquiries from parties who have expressed interest in acquiring the Company's microbiology business. However, currently there is no agreement to sell the microbiology business.

                  Certain developments in the diagnostic markets served by the Company have created growth opportunities. Cost containment pressures and demand for preventative, early detection and diagnosis, and therapeutic monitoring medical technology are likely to create demand for labor-saving laboratory products that improve the quality and efficiency of laboratory-based diagnoses.

                  The Company's goal is to develop cost-effective, accurate, easy-to-use, and innovative diagnostic products that improve patient outcomes and healthcare provider performance, with competitive advantages in the markets in which it operates.

                  The Company's growth and profitability will depend, to a great extent, upon its ability to complete development of and successfully introduce new products. To achieve this, the Company will need to continue research and development activities and obtain regulatory approval for such products.


MARKETS AND PRODUCTS

                  The Company's products and equipment are sold to customers that operate principally in the diagnostic laboratory segments of the health care market. For fiscal year 1997 and 1996, sales to this market represented all of the Company's total sales.

                  Due in part to a recent trend toward consolidation of diagnostic laboratories, the Company expects that the number of potential domestic customers for its cytopathology products will decrease. Due to the relative size of the largest U.S. laboratories, it is likely that a significant portion of cytopathology products will be concentrated among a relatively small number of customers. In order to promote acceptance in the market, the Company will need to foster an awareness of and acceptance by these potential customers of the Company's products and their potentials benefits of such systems over current methods. The Company's increasing dependence on sales to large laboratories may strengthen the purchasing leverage of these potential customers.


                  CYTOPATHOLOGY PRODUCTS

                  During 1997, the Company marketed its initial product - the AcCell(TM) Cytopathology System "AcCell(TM) 2000" series, a computer-assisted microscopy workstation with an automated slide handling and data management system. In August 1997, the United States Food and Drug Administration (the "FDA") granted the Company clearance to market the TracCell(TM) 2000 Slide Mapping System (the "TracCell(TM) 2000") in the United States pursuant to a pre-market notification under Section 510(k) (a "510(k) Notification") under the United States Food, Drug and Cosmetic Act (the "FD&C Act"). The TracCell(TM) 2000 is intended as a computer-aided Slide Mapping System integrated to a computer-aided microscope AcCell(TM) workstation. The TracCell(TM) 2000 is used to map adequately stained, well-preserved, cervical cytology preparations that have been prepared using a Papanicolaou or pap-like staining protocol. The TracCell(TM) 2000 can be used to locate all material of diagnostic relevance. The cellular material will be included in automatically selected fields-of-view presented for human screening after TracCell(TM) 2000 guided mapping. A single TracCell(TM) 2000 is designed to support multiple AcCell(TM) instruments based on normal laboratory usage.

                  To extend the functionality of the AcCell(TM) 2000, several system configuration options are available, and multiple workstations can be networked together within a laboratory. The AcCell(TM) 2001 includes a robotic cassette handling subsystem that enables the user to process multiple slides automatically. The Company is currently developing proprietary telepathology software which, if developed, would enable the AcCell(TM) workstation to be operated by remote users.

                  The Company is developing a second generation specimen pre-screening and slide mapping product, the TracCell(TM) 3000, to automate the mapping process further. The TracCell(TM) 3000, if successfully developed, will eliminate from presented fields-of-view not only empty space, debris, scratches, bubbles, artifacts, and other material eliminated by the TracCell(TM) 2000, but will also eliminate certain normal cellular material and modify the sequence of the presentation of the diagnostic cells to the human screeners. The Company believes, based on preliminary studies it has conducted, that the technology embodied in the TracCell(TM) 3000 may be capable of further reducing the portion of the specimen required to be reviewed by the cytotechnologist and speed the screening process. Further testing and development and additional resources are necessary to determine whether a commercially viable TracCell(TM) 3000 instrument can be developed.


                  CYTOPATHOLOGY EDUCATIONAL AND TRAINING PRODUCTS

                  The Company has recently advanced the development of the MacroVision(TM) feature, a specially modified AcCell(TM) product for on-screen specimen review. This system can also be used by teaching institutions and laboratories to provide hands-on cytotechnology training through a single microscope. Using the MacroVision(TM) feature, the teacher or trainer can display the specimen being reviewed on one or more video monitors. The monitor can be viewed directly by the student or can be linked with other computers and monitors to provide remote or even off-site viewing.


                  BUSINESS OF ONCOMETRICS

                  Oncometrics is developing a proprietary high resolution image cytometer that uses an AcCell(TM) workstation, a high-resolution digital camera, proprietary image processing and analysis software and high-speed computer processors to capture and analyze cell images from a microscope slide that has been stained using Oncometrics' proprietary staining method. Prototypes of the Oncometrics instrument have been developed that are capable of detecting and measuring small variations in cell nucleus DNA, which assists the cytotechnologist in detecting lung cancer in an early more curable stage of development. Because the presence of cancer cells can cause changes in the nuclear DNA of non-cancerous cells, in some cases the Oncometrics instrument can detect cancer even in the absence of cancer cells in the sample.

                  Oncometrics has demonstrated the feasibility of its technology as it applies to the detection of early cancer in lung sputum. Oncometrics believes that its technology may be potentially applied to other types of cancer, such as cervical cancer.

                  Oncometrics is currently testing several prototypes of its instrument with scientists and clinicians at cancer research and patient care institutions.


                  MICROBIOLOGY PRODUCTS

                  The Company offers the microbiology laboratory a variety of FDA-cleared products, under the trade name Sensititre(TM), for the minimum inhibitory concentration and identification ("MIC/ID") testing of bacteria suspected of causing infections and for measuring the susceptibility of such bacteria to different types and concentrations of antibiotics. The Sensititre(TM) products incorporate a range of accessories including substrate strips, dosing heads, broths, and test panels for both susceptibility and identification applications.

                  The Sensititre(TM) panels have significant advantages over competitors, including a two-year shelf life and the ability to be stored at ambient room temperature. The Sensititre(TM) product line also includes four automated instruments, each of which uses compatible technologies, and allows customers to upgrade without replacing the entire system.

                  In March 1997, the Company acquired and began offering the ESP(TM) Culture System II product line consisting of disposables, software and instruments for the growth and detection of microorganisms in blood cultures, sterile body fluids and mycobacteria samples. The ESP(TM) Culture System II is an instrument that automates the process of detecting the growth of microorganisms using disposable bottles containing proprietary media.


                  ALAMARBLUE(TM)

                  The Company licenses and markets alamarBlue(TM), a proprietary, non-toxic, water-soluble indicator reagent that measures cell growth for in vitro testing. AlamarBlue(TM) has applications in biological research, bacteria testing, toxicity testing for consumer products, and pharmaceutical and therapeutic research. For example, companies that produce consumer products such as soaps, shampoos, lotions or cosmetics can conduct in vitro cell culture toxicity tests in lieu of live animal testing.


                  KB READER

                  The Company is currently developing a low-cost KB Reader, the AccuZone(TM), designed to read automatically the results of a Kirby-Bauer method susceptibility test. Currently, most laboratories interpret the results of a disk diffusion test visually and manually enter the test result. The Company has licensed certain software algorithms that are intended to be integrated into the hardware being developed by the Company. The Company has completed development of a prototype AccuZone(TM) instrument which is undergoing testing.


SALES AND MARKETING

                  The Company currently markets its products on an international basis through exclusive and/or semi-exclusive distributors and a direct sales force.


                  CYTOPATHOLOGY

                  In May 1997, the Company entered into an agreement with Leica Microscopy and Systems GmbH ("Leica") a leader in precision microscopy and imaging technology which gives Leica exclusive third-party distribution rights to the AcCell(TM) 2000 and 2001 Systems outside the Western Hemisphere. Leica also has a right of first refusal and negotiation to be the exclusive distributor outside the Western Hemisphere of future cytopathology products developed by the Company. From May 1996 until September 1997, the Company had granted Olympus America ("Olympus") exclusive third-party distribution rights to the AcCell(TM) 2000 and 2001 Systems in the Western Hemisphere. Effective September 1997, the Company and Olympus entered into an amendment to terminate the original agreement and permit Olympus to require the Company to repurchase at the original purchase price up to six AcCell(TM) systems per month from Olympus' inventory beginning in October 1997. The Company is now using its direct sales force primarily in the U.S. market.

                  MICROBIOLOGY

                  The Company's Sensititre(TM) products are marketed in the pharmaceutical, veterinary laboratory and clinical/hospital reference laboratory markets. The Company's Sensititre(TM) human clinical microbiology products are exclusively distributed in the United States by Fisher Scientific ("Fisher") under a four-year agreement expiring on December 31, 2000. The Company provides training and technical support to the sales personnel and customers of Fisher. The Company markets alamarBlue(TM) directly to industrial and research customers, including the biotechnology industry. Prior to September 1996, the Company marketed its microbiology products in the United States through a seven-person direct sales staff and in certain foreign countries through exclusive diagnostic manufacturers and distributors; such direct sales staff is currently 14 persons. Most sales to the veterinary and pharmaceutical markets are through direct sales.


COMPETITION

                  The Company believes that for both cytopathology and microbiology products it must compete on the basis of functionality, product features and effectiveness of the product in standard medical practice, although price is also an important competitive factor.

                  The Company's cytopathology products will face competition from companies that have developed or may be developing competing systems. The Company's existing and potential competitors possess substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

                  The market for the Company's current and, if developed, proposed microbiology products is highly competitive, and the Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, technical, marketing, personnel and other resources than the Company and have established reputations for success in the development, sales and service of manual and/or automated in vitro diagnostic testing products. A significant portion of the MIC/ID testing market in the United States is controlled by Dade MicroScan and bioMerieux Vitek. These companies market a range of medically related products and have resources far greater than those of the Company.


OPERATIONS

                  The Company assembles and tests its cytopathology products at its Chicago manufacturing facility. The Company's microbiology products are manufactured at the Company's FDA Good Manufacturing Practice ("GMP") approved manufacturing facility in England. The Company purchased and modified the stage-control mouse for use with the AcCell(TM) 2000 series workstations but is currently developing a proprietary stage-control mouse which the Company expects to manufacture along with the AcCell(TM) 2000. During 1997, the Company began to scale up its manufacturing capacity for the AcCell(TM) 2000 and is currently developing the manufacturing process for the TracCell(TM) 2000.

                  In the ESP(TM) Product Line acquisition, the Company acquired certain pieces of manufacturing equipment which had been used by affiliates of the seller to manufacture the disposable bottles which comprise part of the ESP(TM) Product Line. The Company entered into a Manufacturing Agreement with affiliates of the seller pursuant to which such affiliates will manufacture such disposable bottles, using such equipment, for the Company for a period of two years ending March 1999. Other of the ESP(TM) assets include molds, robotics and conveyor equipment used to manufacture a component for the instruments which comprise part of the ESP(TM) Product Line. Such assets are located at the facilities of a third party manufacturer. The Company intends that such assets will continue to be used to manufacture ESP(TM) instruments, directly by the Company or through a third party, until such time, if ever, as the Company sells the microbiology business.

                  The Company's products and manufacturing processes are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries.

                  Under the FD&C Act regulations provide that many of the Company's products may not be shipped in interstate commerce without prior authorization from the FDA. Such authorization is based on a review by the FDA of the product's safety and efficacy as indicated for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-market Notification or a Pre-marketing Approval ("PMA"). The process of obtaining FDA marketing clearance and other applicable regulatory authorities may be costly. Some FDA 510(k) Notification applications and PMA's require preliminary internal studies, field studies and/or clinical trials in addition to an FDA submission to attain market clearance (the 510(k) process or market approval (the PMA process)).

                  A 510(k) Notification, among other things, requires an applicant to show that its products are "substantially equivalent" in terms of safety and effectiveness to an existing FDA cleared predicate product. An applicant may only market a product submitted through the 510(k) Notification at such time as the FDA issues a written clearance determining that the product has been found to be substantially equivalent.

                  A PMA is the FDA submission process where the product must demonstrate, independently of other like devices, that it is safe and effective for its indications for intended use. A PMA must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. The approval process usually takes substantially longer. During the review period, the FDA may conduct extensive reviews of the Company's facilities, deliver multiple requests for additional information and clarifications and convene advisory panels to assist in its determination.

                  FDA enforcement policy strictly prohibits the promotion of learned or approved medical devices for non-approved or "off-label" uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards.

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

                  Marketing in the United States of the Company's products under development may require additional FDA clearances. For example, the Company's proposed next generation automated pre-screening, specimen mapping workstation, the TracCell(TM) 3000 Series, if developed, may not be sold in the United States unless and until the Company has obtained FDA marketing clearance, either through a 510(k) Notification or a PMA. In addition, marketing of the Company's proposed KB Reader and other proposed microbiology products, if developed, is likely to require FDA clearance through 510(k) Notifications. The Company is currently conducting research and development with respect to such products and has not yet begun clinical trials.

                  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance generally are subject to both FDA Certificate for Foreign Governments and, in some cases, general U.S. export regulations. In order to obtain a FDA export permit, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located.

                  The Company intends to seek EN46001 qualification, an international manufacturing quality standard, and is seeking the "CE" mark for the AcCell(TM) series and proposed products. The CE mark is recognized by countries that are members of the European Free Trade Association and will be required to be affixed to all medical devices sold in the European Union.

                  The Company is subject to certain registration, record-keeping and Medical Device Record reporting requirements, and certain of the Company's manufacturing facilities are obligated to follow FDA's Quality System Regulation and are subject to periodic FDA inspections. Any failure to comply with Quality System Regulation or any other FDA or other government regulations could have a material adverse effect on the Company's operations.


RAW MATERIALS AND COMPONENTS

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


RESEARCH AND DEVELOPMENT

                  The Company's research and development efforts are focused on introducing new cytopathology products as well as enhancement of its existing products. The Company believes that a commitment to research and development is critical to its ability to achieve its goals. During the fiscal years ended December 31, 1997 and 1996, expenditures for research and development were approximately $5.3 million and $9.1 million respectively. Amounts recorded for the 1996 fiscal year reflect approximately $6.0 million of non-cash charges against operations representing the write-off of in-process research and development acquired in connection with the Merger, the acquisition of RADCO, and the acquisition of the two-thirds equity interest in Oncometrics.


INTELLECTUAL PROPERTY

                  The Company relies on a combination of patents, licensing arrangement, trade names, trademarks, trade secrets, know-how and proprietary technology and policies and procedures for maintaining the secrecy of trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. Two of the Company's patent applications have been granted as of the date of this Report, and several other applications remain pending or are in development.

                  The Company has been issued a Great Britain patent and has filed or been assigned 14 U.S. patent applications and eight foreign patent applications covering certain aspects of its cytopathology products. The Company has been issued two U.S. patents and has filed or been assigned two U.S. patent applications, one Japanese patent application and one Canadian patent application related to its microbiology products. The Company has been assigned one U.S. patent related to the ESP(TM) Product Line and one U.S. and two European patent applications related to such issued patent, as well as on additional U.S. patent application relating to the ESP(TM) Product Line. The Company holds certain licenses on several U.S. and foreign patents and other intellectual property rights regarding aspects of the technology embodied in the Sensititre(TM) product line and is the licensee of certain automated cell analysis technology. The Company holds a U.S. patent and has received a notice of intent to grant a related European patent with respect to a portion of the alamarBlue(TM) microbiology technology. However, subsequently BioMerieux (one of the Company's competitors) filed an Opposition to the grant of such European patent. The Company filed its response to such Opposition in November 1997. There can be no assurance that such Opposition will be overcome and that such European patent will issue.

                   The Company is continuing to prepare additional patent applications. Since patent applications in the United States are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that the Company or other relevant patent application filer was the first creator of inventions covered by pending patent applications or that such persons were the first to file patent applications for such inventions. Protections relating to portions of such technologies may be challenged or circumvented by competitors, and other portions may be in the public domain or protectable only under state trade secret laws.

                  The Company owns two U.S. trademark registrations for the trademark "Sensititre", and owns "ESP", "EZ DRAW", and "EZ VIEW" and had filed U.S. trademark applications for the trademarks "AcCell", "MacCell", "FluoreTone", "INSIGHT", "SPECIFIND", "Relational Cytopathology Review Guide", "MacroVision" and "TracCell" and is currently preparing one more trademark application for filing. The Company may file additional U.S. and foreign trademark applications in the future.


EMPLOYEES

                  At March 25, 1998, the Company employed 172 full-time and two part-time employees. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good.


ITEM 2.  PROPERTY

                  The Company currently leases (i) a 12,500 square foot facility at 900 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004, and (ii) an additional 5,200 square foot facility located at 920 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004, each subject to renewal by the Company. The Company's executive offices were relocated to the

900 North Franklin Street facility in July 1996. Collectively, the Company's Chicago, Illinois facilities also house its research and development facilities, an engineering laboratory and cytopathology product assembly facilities.

                  The Company also leases a 10,980 square foot facility in Westlake, Ohio, pursuant to a five-year lease expiring April 1, 2000 which is renewable by the Company. This facility is used to warehouse and distribute its microbiology products. From March 1997 until March 31, 1998, the Company leased a portion of a certain research and development facility from an affiliate of Difco located in Ann Arbor, Michigan for microbiology research and development pursuant to the Transition Services and Facilities Agreement between the Company and such Difco affiliate. AccuMed International Limited leases an 18,000 square foot microbiology manufacturing facility in East Grinstead, West Sussex, England, pursuant to a lease expiring in 2009. This facility manufactures the microbiology product line for distribution in Europe and in the U.S.


ITEM 3.  LEGAL PROCEEDINGS

                  The Company is not currently a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect upon the Company's business, operating results or financial condition.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No Matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.


ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table lists the names, ages and positions of all of the Company's executive Officers. Officers are elected annually by the Board of directors at the first meeting of the Board following the annual meeting of shareholders.


               NAME                      AGE                              POSITION

Paul F. Lavallee                         57       Chairman of the Board, Chief Executive Officer and
                                                  President

Norman J. Pressman, Ph.D.                49       Senior Vice President of Research and Development and
                                                  Chief Scientific Officer

Leonard R. Prange                        52       Chief Operating Officer, Chief Financial Officer,
                                                  Corporate Vice-President

Joyce L. Wallach, Esq.                   37       General Counsel and Secretary


                  PAUL F. LAVALLEE. Mr. Lavallee has been a director of the Company since December 1995 and was elected Chairman, Chief Executive Officer and President by the Board of Directors on January 30, 1998. Since January 1996, Mr. Lavallee has been a health care consultant to the Venture Capital industry and has served as Chairman of the Board for two start-up companies. From 1989 until December 1995, Mr. Lavallee served as Chairman, President and Chief Executive Officer of Sigmedics,

Inc. Mr. Lavallee has a B.S. degree in biology from Bates College and a M.B.A. degree from the University of Chicago.

                  NORMAN J. PRESSMAN, Ph.D. Dr. Pressman served as a Senior Vice President of the Company and President of the Company's Cytopathology Division from July 1996 to May 1997 when he became Senior Vice President for Research and Development and Chief Scientific Officer. From July 1993 until joining the Company, Dr. Pressman was Manager of Biotechnology Development, Strategic Business Development Group of Olympus America, the former exclusive distributor of certain of the Company's cytopathology products in the Western Hemisphere. Between July and September 1989, Dr. Pressman was engaged in the formation of Cell Systems International, Inc., a consulting firm in biomedical specimen collection, processing and analysis, of which he served as President from September 1989 until July 1993. Dr. Pressman was the lead research scientist in the Cytometry and Histometry program of the Central Research and Development Department at E.I. du Pont de Nemours & Company from December 1986 until July 1989. From September 1976 until December 1986, he was as Assistant Professor (Pathology and Engineering) at The Johns Hopkins University School of Medicine and Head of the Quantitative Cytopathology Laboratories at The Johns Hopkins Medical Institutions. Dr. Pressman has a B.S. degree in electrical engineering from Columbia University, a M.S. degree in systems engineering and a Ph.D. in biomedical engineering from the University of Pennsylvania.


                  LEONARD R. PRANGE Mr. Prange has been Chief Financial Officer of the Company since September 1996, and has been Chief Operating Officer since March 1997. From September 1996 until March 1997, Mr. Prange served as Corporate Vice President. Mr. Prange also serves as a consultant to Richardson Electronics, Ltd., a global distributor and manufacturer of electronic components. From July 1995 until September 1996, Mr. Prange served as a managing director of Lovett International, Inc., an international trading and consulting firm. Mr. Prange served Richardson Electronics, Ltd. as Group Vice President from June 1994 until July 1995, as Chief Financial Officer and Vice President from December 1984 until July 1995 and as Treasurer from December 1981 to December 1984. From March 1976 until December 1981, Mr. Prange served as Treasurer of Cetron Electronic Corporation, a manufacturer of electronic components and as Controller from March 1972 until March 1976. Mr. Prange has a B.S. degree in accounting from DePaul University and is a Certified Public Accountant.

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



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  During 1997, the Company's Common Stock was quoted on the Nasdaq National Market under the symbol "ACMI". Beginning on February 19, 1998, the Company's Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "ACMIC" pursuant to a temporary exception to certain listing requirements. On March 25, 1998, the last reported sale price of the Common Stock on The Nasdaq SmallCap Market was $1.03 per share. The table below sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock during the periods specified.

1996 FISCAL YEAR                                   High              Low
         First Quarter                             $6.25             $1.06
         Second Quarter                             9.38              4.88
         Third Quarter                              7.00              4.16
         Fourth Quarter                             5.06              2.25



1997 FISCAL YEAR
         First Quarter                              4.06              2.47
         Second Quarter                             4.13              3.00
         Third Quarter                              3.63              2.25
         Fourth Quarter                             2.97              1.16


                  As of March 25, 1998, the Company had approximately 312 record holders of Common Stock. As of March 25, 1997, the Company estimates that there are approximately 5,000 beneficial holders of Common Stock, based on preliminary results of the broker search for the March 23, 1998 record date for the upcoming stockholders meeting.

                  The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

                                             Fiscal years Ended December 31, (1)
                                            (in thousands, except per share data)
                                  ----------------------------------------------------
                                    1997       1996        1995       1994       1993
                                  -------     -------     ------     ------     ------
INCOME STATEMENT DATA:
    Net Sales                      19,110       6,222        515      1,162        419
    Gross Profit (loss)             7,259       2,231       (916)      (388)      (493)
    Operating (loss)              (13,819)    (14,230)    (3,707)    (3,146)    (3,192)
    Interest expense,
      (income), net                 3,584         408         38        (36)       (48)
    (Loss) before income taxes
                                  (16,919)    (11,574)    (3,759)    (3,112)    (3,144)
    Income taxes                     --          --         --            1          1
    Net (loss)                    (16,919)    (11,574)    (3,759)    (3,113)    (3,145)
PER SHARE DATA:
    Net (loss)                      (0.77)      (0.68)     (0.59)     (0.65)     (1.00)
    Weighted average
    shares outstanding (000's)
                                   22,053      16,975      6,376      4,776      3,131
BALANCE SHEET DATA:
    Working capital
      (deficit)                     1,043       3,378       (246)       817      3,531
    Total assets                   20,549      14,480      2,989      2,049      4,543
    Long-term debt                 11,455         231        111        184         41
    Shareholders' equity              733      10,136      1,098      1,345      4,144

(1) The Company changed from a September 30 fiscal year end to a December 31 fiscal year end effective in 1995. Fiscal years 1995, 1994 and 1993 are September 30 year-end amounts. For the three months ended December 31, 1995, the Company's net loss was $5,742,000, or $0.49 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The Company is engaged in the development and marketing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The Company markets products in two business segments: 1) Microbiology - proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents, and 2) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears.

                  On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31. Unless otherwise noted, references to fiscal 1997, 1996 and 1995 relate to the fiscal years ended December 31, 1997, 1996, and September 30, 1995.


OVERVIEW

                  The Company's primary focus is on the development and marketing of computer-aided diagnostic imaging systems for the cytopathology and microbiology laboratory marketplaces. The Company's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that improve efficiency and reduce costs wile achieving significant improvements in disease detection, diagnostic and therapeutic monitoring.

                  In August 1997, the FDA cleared the Company's TracCell(TM) 2000 Slide Mapping System for marketing domestically. The device, which creates an electronic "map" of a cervical cytology specimen (Pap smear), is an integral part of the AcCell(TM) Cytopathology System and enables human screeners to focus time and attention on diagnostically relevant material. The next generation TracCell(TM) and AcCell(TM) devices are slated for release in 1999. The TracCell(TM) 3000 is a fully-automated, high volume slide mapping product; the AcCell(TM) 3000 is a fully-integrated microscopy workstation.

                  The Company's in vitro diagnostic microbiology products and systems offer the hospital, clinical reference, veterinary, and pharmaceutical laboratory markets cost-effective, rapid results and ease of use that demonstrate efficacy in meeting current clinical market requirements. The Company announced a new product, the AccuZone automated Kirby-Bauer reader, in the fourth quarter of 1997, which is undergoing testing. The Company is continuing research and development in this segment and has several pending FDA submissions to augment the functionality of these systems.

                  On December 29, 1995, the Company acquired all of the Common Stock of AccuMed, Inc. and its wholly-owned subsidiary. Pursuant to the terms of the merger agreement, 1,881,910 shares of Common Stock and 126,945 warrants were issued to AccuMed, Inc. stockholders and warrantholders, respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity. The contingency associated with 940,955 shares of Common Stock and 63,473 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in process research and development ($3,499,727). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during the year ended December 31, 1996.

                  The contingency associated with the remaining 940,955 shares of Common Stock and 63,472 warrants was resolved (performance goal achieved) in March 1997, resulting in contingent consideration of $3,582,068. Such amount has been recorded as goodwill associated with the Merger and charged off in its entirety to operations during the year ended December 31, 1997 as an impaired asset.

                  On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics Imaging Corp., a company continuing under the laws of the Yukon Territory, Canada ("Oncometrics"). Oncometrics was formed in 1995 to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides. Also on the same date, the Company acquired all the outstanding shares of Common Stock not already owned by the Company of RADCO Ventures, Inc., a Delaware corporation ("RADCO"), at which time RADCO became a wholly-owned subsidiary of the Company. RADCO was formed in March 1996, for the purpose of developing a diagnostic microbiology test panel and automated reading instrument known as FluoreTone(TM). RADCO was merged with and into the Company effective November 15, 1996, at which time RADCO ceased to exist as a separate corporate entity. The results of operations reflected in the Company's consolidated statement of operations for fiscal year 1996 include the results of operations of the Oncometrics and RADCO from the date of acquisition, whereas results of operations for fiscal year 1997 include the results of these acquisitions for the entire year.


                  Effective March 3, 1997, the Company acquired certain assets and liabilities of Difco Microbiology Systems, Inc. relating to the ESP(TM) Culture System II Product Line (the "ESP(TM) Product Line") for a total purchase price of $6,000,000 in cash. The results of operations reflected in the Company's consolidated statement of operations for fiscal year 1997 include the results of operations of the ESP(TM) Product Line from the date of the acquisition, whereas results of operations for fiscal years 1996 and 1995 reflect the operations of the Company exclusive of such acquisition. The ESP(TM) Product Line is considered part of the Company's microbiology division.


RESULTS OF OPERATIONS

                       FISCAL 1997 COMPARED TO FISCAL 1996

                           REVENUES

                           Sales revenues for the fiscal year 1997 increased to
$19,110,000, an increase of 307% over sales of $6,222,000 for the fiscal year ended 1996. This increase is due primarily to additional revenues from the microbiology division and the addition of the ESP(TM) Product Line. Sales for the cytopathology division for fiscal 1997 were $1,001,000, compared to $1,405,000 for fiscal 1996. The lack of increase in cytopathology sales was due to delays in obtaining FDA approval to market a new product and in building and training a direct sales force. Sales increases were achieved without any significant price increases.


                           COST OF SALES

                           Cost of sales increased from $3,991,000 in the year
ended December 31, 1996 to $11,851,000 in the year ended December 31, 1997, reflecting the increased unit sales volume in the microbiology product line and the addition of the ESP(TM) Product Line. Cost of sales for the cytopathology business of $1,557,000 and $1,389,000 for 1997 and

1996, respectively.

                           GROSS MARGINS

                           Gross margins increased from 35.9% in the year 1996
to 38.0% in the year 1997, reflecting the unit growth in microbiology sales including the ESP(TM) product line acquisition. Cytopathology recorded an operating loss of $685,000 reflecting unabsorbed volume variances of the cytopathology product line. The unabsorbed costs relate mainly to overhead costs associated with expanding manufacturing capacity of that product line which could not be capitalized.


                           OPERATING EXPENSES

                           General and administrative expenses increased from
$4,982,000 in the year 1996 to $7,891,000 in 1997, a 60% increase, due primarily to increases in staffing, office, professional fees, and investor relations efforts.

                           Research and development expenses increased from
$3,110,000 in the year 1996 to $5,315,000 in the year 1997, a 71% increase, due primarily to increased spending as a result of the ESP(TM) acquisition in the microbiology area.

                           Sales and marketing expenses increased from
$2,465,000 in the year 1996 to $4,289,000 in the year 1997, a 74% increase, due to the expansion of the sales staff for the ESP(TM) acquisition.

                           Interest expense of $3,584,000 in fiscal year 1997
reflected amounts accrued on the three year notes issued in March 1997, the $1.9 million write-off of the "in the money" conversion feature of those motes, and installment and bridge financing received in the third quarter. The interest expense for 1996 of $458,000 reflected non-cash interest incurred for issuance of warrants connected with notes payable repaid in 1996.


                           OTHER INCOME

                           The Company realized net other income of $2,700,000
for fiscal year 1996 compared to net other income of $24,000 for fiscal year 1997. The primary reason for the decrease was the recognition of $3,500,000 in licensing fee income for fiscal 1996.

                      FISCAL 1996 COMPARED TO FISCAL 1995

                                    REVENUES

                           Sales revenues for the year ended December 31, 1996
increases to $6,200,000 compared to $515,000 for the year ended September 30, 1995, due primarily to the increase in sales in the microbiology product line and the initial commercial shipments of newly developed products of the Company's Cytopathology Division. These increases were offset somewhat by a decline in the sales of the original Alamar microbiology products.

                                 COST OF SALES

                           Cost of sales increased from $1,400,000 in fiscal
year 1995 to $4,000,000 in fiscal year 1996, reflecting the expansion of sales volume and broadening of the microbiology product line. Fiscal 1996 also reflected costs associated with the ramp-up of cytopathology product line production and costs related to the transfer of manufacturing certain microbiology products to a third party.

                               OPERATING EXPENSES

                           General and administrative expenses increased from
$2,000,000 in fiscal year 1995 to $4,900,000 in fiscal year 1996, primarily due to increases in staffing and relocation costs, professional fees, and investor relations efforts.

                           Research and development expenses increased from
$387,000 in fiscal year 1995 to $3,100,000 in the year ended December 31, 1996. This reflected the Company's reinstatement of an active research and development program in both the cytopathology and microbiology division.

                           Acquired research and development expenses for
fiscal 1996 were $6,000,000. These expenses represent the write-off of $3,500,000 of in-process research and development cost which arose from the Merger and $2,500,000 which arose from the RADCO and Oncometrics acquisitions. The Company had no comparable expenses in fiscal 1995.

                           Sales and marketing expenses increased from $309,000
in fiscal 1995 to $2,500,000 in fiscal year 1996. This increase is attributed to the expansion of sales staffs for both product lines, additional support staff to service new distribution relationships, and the establishment of a client service center. In fiscal 1995, the Company had curtailed selling efforts to focus resources on pursuing patent infringement litigation.

                                  OTHER INCOME

                           The Company realized net other income of $2,700,000
for fiscal year 1996 compared to net other expenses of $52,000 for fiscal year 1995. The primary reason for the increase was the full recognition of a $3,500,000 licensing fee. Fiscal year 1996 also reflect the $124,000 on-third minority interest share in the net operating loss of Oncometrics. The 1996 amounts were somewhat offset by the increase of $412,000 in interest expense for the period.

                           THREE MONTHS ENDED DECEMBER 31, 1995

                           The three months ended December 31, 1995, represents
the transition period resulting from the change in the Company's fiscal year-end from September 30 to December 31. General and administrative costs primarily reflect legal expenses related to subsequently resolved litigation, expenses of relocating the Company's operations, and payments to AccuMed, Inc. for its services pursuant to manufacturing, distribution and research and development agreements pending consummation of the Merger. Acquired research and development expenses of $32,000 reflect the curtailment of programs pending resolution of the Merger. Acquired research and development expenses for the 1995 period were $4,000,000 which represented the write-off of the in-process research and development arising from the Merger of AccuMed, Inc. into the Company in December, 1995. Sales and marketing expenses decreased to $7,000 in the 1995 period, as the sales and marketing activities were performed by AccuMed, Inc. prior to the Merger pursuant to a distribution agreement.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop and market new cytopathology products. During fiscal year 1997, the Company has spent $17,495,000 for research and product development, scale-up of cytopathology manufacturing capacity, sales and marketing efforts and other general corporate purposes. The Company anticipates it will have no material capital expenditures for 1998, and has no commitments outstanding in that regard.

                  The microbiology division, including the ESP(TM) Product Line, provided a positive cash flow from operations of $4,410,000 in fiscal year 1997, which contributed to the operational cash needs of the cytopathology division. The operating loss of the cytopathology division of $13,916,000 was also funded by $1,718,000 from a private placement, $6,300,000 in bank loans and increased accounts payable financing from its vendors. Management believes that existing cash balances, internally generated funds and other financing sources will be sufficient to finance the Company's projected operations through at least the next 12 months.

                  Historically, the Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its public offerings of securities to fund its cash requirements. From the initial public offering in October 1992 through December 31, 1997, the Company has raised approximately $43,000,000 in aggregate net proceeds from public offerings and private placements of securities.

                  In March 1997, the Company closed a private placement, resulting in the issuance of $8,500,000 of three year convertible notes bearing interest at a rate of 12% per year and 850,000 detachable warrants. Of the private placement proceeds, $6,130,000 (including $130,000 of interest) was used to repay a $6,000,000 bridge loan used for the ESP(TM) Product Line acquisition on March 3, 1997, $651,500 was used for issuance costs, and the remaining $1,718,500 was retained to cover transition costs of the acquired business.

                  In September 1997, the Company received a $4,500,000 loan secured by all assets of the Company, which was used to pay operating expenses and related bridge loans. In October 1997, the Company entered into a one-year revolving credit facility with the same lender. Under this arrangement, the Company may borrow up to $4,000,000 on a revolving basis based on the amount of eligible trade receivables. The proceeds from this were used for operational expenses of both divisions. The Company had a credit line of $2,094,000 based on borrowing base calculations at December 31, 1997, of which $220,000 was unused.

                  During the year 1997, the Company received a total of $668,000 upon the exercise of stock options and warrants and a $100,000 abatement of investment banking fees. The money was used for cytopathology operating expenses.

                  The decrease in net current assets of $2,335,000 as of December 31, 1997 as compared to December 31, 1996 is due primarily to a decrease in net current assets of the cytopathology division, partially offset by an increase in net current assets relating to the Company's acquisition at March 3, 1997 of the ESP(TM) Product Line.

                  The non-current warranty reserve liability was recorded as a result of the acquisition of the ESP(TM) Product Line, and represents estimated future costs to be borne by the Company to repair and replace equipment sold to its customers. Management estimates the timing and amount of the payments for such repairs will occur principally over the final years of the equipment leases, which are scheduled to expire in the years 1999 through 2001.

                  The Company's NT server-based network and software are Year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, invoices or other similar normal business activities. Based on a recent assessment, the Company has determined that no modifications of its software are needed for its computer network to properly utilize data beyond December 31, 1999. As a result, the Company does not anticipate any material costs for modification of its computer systems in this regard.

                  In February 1998, the Commission declared effective the Company's registration statement covering the resale of 3,770,000 shares of Common Stock. At the time of effectiveness, 25,000 shares were outstanding, 1,025,000 shares were issuable upon exercise of warrants at an exercise price of $3.125 per share and 2,720,000 shares were issuable upon conversion of the Convertible Promissory Notes due 2000 ("Convertible Notes"). The Company received no proceeds as a result of this registration. Subsequent to the effective date of the registration statement, certain of the Convertible Notes were exchanged for preferred stock and warrants. Accordingly, the Company will file an amendment deregistering resale of the underlying shares.

                  On February 2, 1998, a director/shareholder loaned the Company $1,000,000 repayable on the earlier of April 2, 1998 or upon the closing of a securities offering in which the Company receives gross proceeds of at least $3,000,000. The loan is unsecured and bears an interest rate of 12% per annum. The Company also issued 100,000 five-year warrants at an exercise price of $1.56 per share (subject to adjustment) in connection with this loan. Pursuant to the reset provisions of the warrants, the exercise price has been reduced to $0.75 per share. The $1,000,000 principal amount of this loan was exchanged for Common Stock and warrants of the Company on March 19, 1998 in the private placement described below.

                  In February 1998, the Company exchanged $5,275,000 in principal amount of its Convertible Notes plus accrued interest thereon of $329,000 for 1,245,000 shares of Series A Convertible Preferred Stock (convertible into 4,900,000 shares of Common Stock at a conversion price of $1.125 per share) and five-year warrants exercisable to purchase 1,245,000 shares of Common Stock at $1.125 per share (the "Note Exchange"). As a result of the Note Exchange, the Company's net tangible assets increased by approximately $4,700,000 and its interest expense will be reduced by approximately $1,294,000 through March 2000. The balance of $3,225,000 of the Convertible Notes remains outstanding and unaffected by the Note Exchange.

                  On March 5, 1998, the Company announced that the Board of Directors has authorized management to seek buyers for those aspects of the Company's business that do not contribute to the development and marketing of an integrated product line of imaging-based cytopathology systems and testing procedures. The Company has received inquiries from parties who have expressed interest in acquiring the Company's microbiology business. However there is currently no agreement for such a sale. The Board and management believe, that the Company's future depends on the success of the AcCell(TM) Cytopathology System and directly related technologies. This divestiture would allow the Company to commit its resources to support and market the cytopathology product line and build upon the AcCell(TM) platform. On January 30, 1998, the Board voted not to complete the equity carve-out of the research and development portion of its cytopathology business as previously announced.

                  In March 1998, the Company sold an aggregate of 8,686,666 shares of Common Stock and seven-year warrants to purchase an aggregate of 8,686,666 shares of Common Stock at an exercise price of $0.75 per share, for gross proceeds of $6,515,000 and net proceeds of approximately $5,910,000, after payment of fees, commissions and expenses related to the private placement. The Company issued seven-year warrants to purchase an aggregate of 1,337,333 warrants to finders and the placement agent, exercisable at $0.75 per share.


NEW ACCOUNTING STANDARDS

                  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, regarding computation of Basic and Diluted earnings per share (EPS) effective December 31, 1997. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Adoption of this statement did not have a material impact on the Company's Basic EPS for the reported fiscal years as compared to primary EPS. Diluted EPS is not presented as the effect of the adjustments are anti-dilutive.

                  SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to disclosure information about segments of an enterprise. The Company adopted SFAS No. 131 effective December 31, 1997, and has included such information in the Notes to the Financial Statements for the years ended December 31, 1997 and 1996. The effect of this disclosure did not have a material effect on the financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following financial statements are filed with this report as pages F-1 through F-22 following the signature page:

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Prior to January 15, 1996, Coopers & Lybrand LLP ("C&L") were the principal accountants for the Company. On such date, C&L's appointment as principal accountants was terminated and the Company engaged KPMG Peat Marwick LLP as the Company's principal accountants. The Company's Board of Directors approved the decision to change accountants. The opinions of C&L on the balance sheet of AccuMed, Inc. as of December 31, 1994, and the statement of operations, stockholder's deficit, and cash flows for the period from February 7, 1994 (inception) through December 31, 1994, the balance sheets of Alamar Biosciences, Inc. as of September 30, 1995 and 1994, and the statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995, and the balance sheet of Sensititre/Alamar, the Microbiology Division of AccuMed, Inc. as of December 31, 1994 and the statements of net sales, cost of sales, and selling expenses for the eight months ended December 31, 1994 did not contain any adverse opinions or disclaimers of opinions, or modifications as to the uncertainty, audit scope or accounting principles, except that for the opinions related to AccuMed, Inc. and Alamar Biosciences, Inc.'s ability to continue as a going concern, there were no disagreements between the Company and C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of C&L, would have caused it to make reference to the subject matter of the disagreement in connection with its report.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1998 Combined Annual and Special Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive Proxy Statement for the 1998 Combined Annual and Special Meeting of Stockholders to be filed with the Commission is within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

                  The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1998 Combined Annual and Special Meeting of stockholders to be filed with the Commission within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for the 1998 Combined Annual and Special Meeting of Stockholders to be filed with the Commission within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 1998 Combined Annual and Special Meeting of Stockholders to be filed with the Commission within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report as pages F-1 through F-22 following the signature page:

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements

         (b) REPORTS ON FORM 8-K. The following Current Reports on form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 1997.

                  1. On October 9, 1997, Amendment No. 3 to Current Report on Form 8-K/A dated October 15, 1996: Item 2 - Acquisition or disposal of Assets-reporting the acquisition of Oncometrics Imaging Corp. and Radco Ventures, Inc. and Item 7 - Financial Statements and Exhibits, including the following financial statements:

                           (a)      FINANCIAL STATEMENTS OF BUSINESS ACQUIRED:

                                    Oncometrics Imaging Corp:

                                    1.       Independent Auditor's Report

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

                                    4.       Statement of Changed in Financial
                                             Position for the 12 months ended
                                             August 31, 1995; the four months
                                             ended December 31, 1995; the five
                                             months ended May 31, 1996 and the
                                             four months ended September 30,
                                             1996 (unaudited)

                                    5.       Notes to Financial Statements

                                    Radco Ventures, Inc.:

                                    1.       Independent Auditor's Report

                                    2.       Balance Sheet as of September 30,
                                             1996

                                    3.       Statement of Operations for the
                                             period from March 6, 1996 (date of
                                             incorporation) through September
                                             30, 1996

                                    4.       Statement of Stockholder's Equity
                                             (Deficit) for the period from March
                                             6, 1996 (date of incorporation)
                                             through September 30, 1996

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

                                    AccuMed International, Inc.:

                                    1.       Pro Forma Condensed Combining
                                             Balance Sheet as of September 30,
                                             1996.

                                    2.       Pro Forma Condensed Combining
                                             Statement of Operations for the 9
                                             months ended September 30, 1996.

                                    3.       Pro Forma Condensed Combining
                                             Statement of Operations for the 3
                                             months ended December 31, 1995.

                                    4.       Notes to the Pro Forma Condensed
                                             Consolidated Financial Statements.

                  2. On December 9, 1997, Amendment No. 5 to Current Report on From 8-K dated March 3, 1997: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of the ESP(TM) Culture System II product line, and
Item 7 - Financial Statements and Exhibits, including the following financial statements:

                           (a)      FINANCIAL STATEMENTS OF BUSINESS ACQUIRED:

                                    Net Assets Sold of Difco Microbiology
                                    Systems, Inc.

                                    1.       Independent Auditor's Report

                                    2.       Statement of Net Assets Sold as of
                                             December 31, 1996 and December 31,
                                             1995.

                                    3.       Statement of Revenues and Expenses
                                             for the year ended December 31,
                                             1996 and December 31, 1995.

                                    4.       Statement of Changes in Equity of
                                             Net Assets sold for the year ended
                                             December 31, 1996 and December 31,
                                             1995.

                                    5.       Statement of Cash Flows from Net
                                             Assets sold for the year ended
                                             December 31, 1996 and December 31,
                                             1995.

                                    6.       Notes to Financial Statements

                           (b)      PRO FORMA FINANCIAL INFORMATION:

                                    AccuMed International, Inc.:

                                    1.       Pro Forma Condensed Consolidated
                                             Balance

                                             Sheet of December 31, 1996.

                                    2.       Pro Forma Condensed Consolidated
                                             Statement of Operations for the 12
                                             months ended December 31, 1996.

                                    3.       Notes to the Pro Forma Condensed
                                             Consolidated Financial Statements.


                           (c) EXHIBITS. The following exhibits are filed herewith.

Exhibit
  No.   Description of Exhibit

 3.1     Certificate of Incorporation of the Registrant. (1)

 3.2     Certificate of Amendment to Registrant's Certificate of Incorporation.
         (14)

 3.3 Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock. (15)

 3.4 Certificate of Correction to Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock. (15)

 3.5     Bylaws of the Registrant. (1)

 3.6     Amendment No. 1 to Bylaws of the Registrant.

 4.1     Specimen stock certificate for Common Stock. (1)

10.1 Agreement and Plan of Reorganization dated as of April 21, 1995 between the Registrant and AccuMed, Inc., as amended by Amendment No. 1 dated as of August 1, 1995 and Amendment No. 2 dated as of October 6, 1995.
         (3)

10.2 The Registrant's Board of Directors Compensation Plan as amended by Minutes of Board of Directors meeting dated January 18, 1996 authorizing grants of stock options to non-employee directors. (1)(4)

10.3 Employment Agreement between the Registrant and Peter P. Gombrich dated August 1, 1994. (1)(4)

10.4 Employment Letter between the Registrant and Joyce L. Wallach dated as of November 25, 1996. (4)(16)

10.5 Employment Agreement between the Registrant and Michael D. Burke dated May 23, 1997. (4)(17)

10.6 Separation Agreement and General Release between the Registrant and Michael D. Burke dated December 31, 1997. (4)

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

10.9 License Agreement between the Registrant and Becton, Dickinson and Company effective as of October 11, 1995. (3)

10.10 License and Distribution Agreement dated February 20, 1996 between the Registrant and BioKit, S.A. (1)

10.11 Addendum to License and Distribution Agreement dated February 20, 1996 between the Registrant and BioKit, S.A.

10.12    1995 Stock Option Plan. (1)(4)

10.13    Amendment No. 1 to the Registrant's 1995 Stock Option Plan.(4)(7)

10.14    Amendment No. 2 to the 1995 Stock Option Plan. (4)(16)

10.15    Amendment No. 3 to the 1995 Stock Option Plan. (4)

10.16 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

10.17 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option Plan. (1)(4)

10.18 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.19    Amended and Restated 1990 Stock Option Plan. (4)(8)

10.20    Amendment No. 1 to Amended and Restated 1990 Stock Option Plan.(4)(16)

10.21    The Registrant's Amended and Restated 1992 Stock Option Plan.(10)(4)

10.22    Amendment No. 1 to Amended and Restated 1992 Stock Option Plan.(4)(16)

10.23 Lease between the Registrant and NCP, LTD dated February 20, 1995 pertaining to the offices located at 29299 Clemens, Suite I-K, Westlake, Ohio 44145. (1)

10.24 Franklin Square Commercial Lease dated July 13, 1994 between the Registrant and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 401, 4th Floor North, 900 North Franklin Street, Chicago, Illinois. (1)

10.25 Rider 1 to Franklin Square Commercial Lease between the Registrant and the Lumber Company dated May 30, 1996. (5)

10.26 Collaboration Agreement and Worldwide Exclusive License between the Registrant and G&G Dispensing, Inc. dated March 22, 1994. (5)

10.27 Amendment No. 2 effective as of August 6, 1996 to the Collaboration Agreement and Worldwide Exclusive License between the Registrant and G&G Dispensing, Inc. dated March 22, 1994.

10.28 O.E.M. Supply Agreement between Olympus America, Inc., Precision Instrument division and the Registrant dated May 31, 1996.(11)

10.29 Securities Purchase Agreement dated May 31, 1996 among the Registrant, Kingdon Associates, L.P., Kingdon Partners, L.P., and Kingdon Offshore N.V. (12)

10.30 Share Purchase Agreement between the Registrant and Xillix Technologies Corp. dated as of August 16, 1996. (10)

10.31 Subscription Agreement between the Registrant and Oncometrics Imaging Corp. dated as of August 16, 1996. (10)

10.32 Stock Purchase Agreement by and among the Registrant, RADCO Ventures, Inc. and the Selling Stockholders named therein dated as of August 15, 1996. (9)

10.33 Distribution Agreement by and between the Registrant and Fisher Scientific Company, dated September 10, 1996. (11)+

10.34 Employment Agreement between the Registrant and Leonard R. Prange dated September 9, 1996. (4)(9)

10.35 Security Agreement dated as of February 11, 1997 between the Registrant and Oncometrics Imaging Corp. (16)

10.36 Promissory Note dated as on February 11, 1997 made by the Registrant in favor of Oncometrics Imaging Corp. evidencing indebtedness in the original principal amount of $500,000. (16)

10.37 Convertible Promissory Note made as of February 19, 1997 by the Registrant in favor of Robert L. Priddy and Edmund H. Shea, Jr. as Payees evidencing indebtedness in the original principal amount of $6.0 million. (16)

10.38 Loan Agreement dated as of February 19, 1997 among the Registrant and Robert L. Priddy and Edmund H. Shea, Jr. (16)

10.39 Agency Agreement between the Registrant and Commonwealth Associates dated as of March 3, 1997. (16)

10.40 Warrant Agreement among the Registrant, Commonwealth Associates and American Stock Transfer and Trust Company as transfer agent relating to Warrants to purchase an aggregate of 850,000 shares of Common Stock dated March 13, 1997. (16)

10.41 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common Stock issued to several investors in a private placement consummated March 13, 1997.
         (16)

10.42 Form of Subscription Agreement between the Registrant and several investors in the private placement consummated on March 13, 1997. (16)

10.43 Form of 12% Convertible Promissory Note evidencing indebtedness in the original aggregate principal amount of $8.5 million made by the Registrant in favor of several investors in the private placement consummated on March 13, 1997. (16)

10.44 Form of Warrant to Purchase Common Stock dated February 23, 1998 between the Registrant and Commonwealth Associates representing an aggregate of 200,000 Common Stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12% Convertible Promissory Notes.

10.45 Manufacturing and License Agreement dated December 30, 1996, between the Registrant and Salcom S.r.l. (16)

10.46 Asset Purchase Agreement dated as of March 3, 1997 between the Registrant and Difco Microbiology Systems, Inc. (13)

10.47 Manufacturing Agreement dated as of March 3, 1997 among the Registrant, Difco Laboratories Incorporated, a Michigan corporation, and Difco Laboratories Incorporated, a Wisconsin corporation, as amended by Amendment No. 1 dated as of March 10, 1997. (16)

10.48 Transition Services and Facilities Agreement dated as of March 3, 1997 between the Registrant and Difco Laboratories Incorporated, a Michigan corporation. (16)

10.49 Base Media License Agreement dated as of March 3, 1997 between the Registrant and Difco Laboratories Incorporated. (16)

10.50    Sale and Leaseback Agreement between the Registrant and Leasetec, Inc.
         (8)

10.51 License Agreement dated July 6, 1994, between the Registrant, Vanellus AB, and Uppsala Bildbehandlings AB. (1)

10.52 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $64,409.20. (4)(16)

10.53 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $100,000. (4)(16)

10.54 O.E.M Supply Agreement between the Registrant and Leica Microscopie und Systems GmbH dated as of May 26, 1996. (17)

10.55 Manufacturing and Supply Agreement between the Registrant and RELA, Inc. dated as of May 26, 1997. (17)

10.56 Equipment Loan and Security Agreement dated as of September 23, 1997 between the Registrant and Transamerica Business Credit Corporation.
         (17)

10.57 Promissory Note No. 1 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.58 Promissory Note No. 2 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.59 Promissory Note No. 3 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.60 Loan and Security Agreement dated October 24, 1997 between the Registrant as Borrower and Transamerica Business Credit Corporation as Lender, and Schedule thereto.

10.61 Revolving Credit Note dated October 24, 1997 in the original principal amount of $4,000,000 by the Registrant in favor of Transamerica Business Credit Corporation.

10.62 Depository Account Agreement dated October 24, 1997 among Transamerica Business Credit Corporation, the Registrant and Bank One, N.A. (incorporated by reference to Exhibit 10.60 filed herewith).

10.63 Patent and Trademark Security Agreement dated as of October 24, 1997 between the Registrant and Transamerica Business Credit

         Corporation.

10.64 Security Agreement in Copyrighted Works dated as of October 24, 1997 between the Registrant and Transamerica Business Credit Corporation.

10.65 Promissory Note made August 18, 1997 by the Registrant in favor of Robert L. Priddy representing indebtedness in the original principal amount of $500,000.

10.66 Security Agreement dated as of August 18, 1997 between the Registrant as Debtor and Robert L. Priddy as Secured Party.

10.67 Warrant Agreement dated as of August 18, 1997 between the Registrant and Robert L. Priddy representing warrants to purchase 50,000 shares of Common Stock.

10.68 Promissory Note made February 3, 1998 by the Registrant in favor of Robert L. Priddy representing indebtedness in the original principal amount of $1,000,000.

10.69 Security Agreement dated as of February 3, 1998 between the Registrant as Debtor and Robert L. Priddy as Secured Party.

10.70 Warrant Agreement dated as of February 3, 1998 between the Registrant and Robert L. Priddy representing warrants to purchase 100,000 shares of Common Stock.

10.71 Description of Compensation Arrangements effective January 30, 1998 for Paul F. Lavallee, the Registrant's Chairman, Chief Executive Officer and President. (4)

10.72 Agency Agreement dated as of February 13, 1998, as amended by Amendment No. 1 dated as of February 23, 1998, between the Registrant and Commonwealth Associates pertaining to a Note Exchange Offer.

10.73 Warrant Agreement dated as of February 23, 1998 between the Company and Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 Common Stock purchase Warrants issued to investors in a Note Exchange Offer.
         (15)

10.74 Warrant Agreement dated March 19, 1998 between the Registrant and Commonwealth Associates representing an aggregate of 350,000 Common Stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer.

10.75 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between the Registrant and each of the investors in a Note Exchange Offer. (15)

10.76 Agency Agreement dated as of March 12, 1998, as amended by Amendment No. 1 dated as of March 19, 1998, between the Registrant and Commonwealth Associates pertaining to a private placement.

10.77 Warrant Agreement dated as of March 19, 1998, as amended by Amendment No. 1 dated as of March 23, 1998, between the Registrant and Commonwealth Associates pertaining to an aggregate of 8,686,667 Common Stock purchase Warrants issued to investors in a private placement.

10.78    Form of Warrant Certificate representing an aggregate of

         8,686,667 Common Stock purchase Warrants issued to investors in a private placement in March 1998.

10.79 Form of Warrant to Purchase Common Stock dated March 19, 1998 or March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 Common Stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement.

10.80 Form of Subscription Agreement and Registration Rights Agreement dated March 19, 1998 or March 23, 1998 between the Registrant and each of the investors in a private placement.

10.81 Second Amendment dated August 31, 1997 to O.E.M. Supply Agreement between Olympus America, Inc., Precision Instrument division and the Registrant dated May 31, 1996.

22.1     Subsidiaries of the Registrant.

23.1     Consent of KPMG Peat Marwick LLP.

23.2     Consent of Coopers & Lybrand LLP.

27.1     Financial Data Schedule

27.2     Financial Data Schedule

27.3     Financial Data Schedule

27.4     Financial Data Schedule

27.5     Financial Data Schedule

27.6     Financial Data Schedule

27.7     Financial Data Schedule

27.8     Financial Data Schedule

27.9     Financial Data Schedule

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

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-07681), filed with the Commission on July 3, 1996.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 3, 1997.

(14) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997.

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(17) Incorporated by reference to Registrant's Quarterly Report on From 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on From 10-QSB for the quarter ended September 30, 1997.


                           (d) FINANCIAL STATEMENT SCHEDULES. The following
financial statement schedule is filed as part of this report as page F-24 following the signature page:

                               Schedule IX - Valuation and Qualifying Accounts

                           All other schedules required by Form 10-K Annual
Report have been omitted because they were not applicable, were included in the notes to be consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 3, 1998            ACCUMED INTERNATIONAL, INC.


                            By: /s/ PAUL F. LAVALLEE
                               -----------------------------
                               Paul F. Lavallee, Chairman of
                               the Board and Chief Executive
                               Officer
                               (principal executive officer)



                           By:  /s/ LEONARD R. PRANGE
                               -----------------------------
                                Leonard R. Prange, Chief
                                Financial Officer and Chief
                                Operating Officer (principal accounting officer)

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates so indicated.

                  Each Director of the registrant whose signature appears below, hereby appoints Paul F. Lavallee and Leonard R. Prange, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the registrant, and to file with the Commission any and all Amendments to this Annual report on Form 10-K to the same extent and with the same effect as if done personally.


DATED: April 3, 1998                       By:  /s/ PAUL F. LAVALLEE
                                                ---------------------
                                                Paul F. Lavallee, Chairman


DATED: April 3, 1998                       By:  /s/ PETER P. GOMBRICH
                                                ----------------------
                                                Peter P. Gombrich, Director


DATED: April 3, 1998                       By:  /s/ JACK H. HALPERIN
                                                ----------------------
                                                Jack H. Halperin, Director


DATED: April 3, 1998                       By:  /s/ JOSEPH W. PLANDOWSKI
                                                -------------------------
                                                Joseph W. Plandowski, Director


DATED: April 3, 1998                       By:  /s/ LEONARD M. SCHILLER
                                                ------------------------
                                                Leonard M. Schiller, Director

DATED: __________, 1998                     By:
                                                ---------------------
                                                Robert L. Priddy, Director


DATED: __________, 1998                     By:
                                                ---------------------
                                                  J. Donald Gaines, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Independent Auditors' Report ......................................    F-2

Report of Independent Accountants .................................    F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996 ......    F-4

Consolidated Statement of Operations for the Years Ended
December 31, 1997 and 1996, Three Months Ended December 31, 1995
and Year Ended September 30, 1995 .................................    F-5

Consolidated Statement of Stockholders' Equity for the Years Ended
December 31, 1997 and 1996, Three Months Ended December 31, 1995
and Year Ended September 30, 1995 .................................    F-6

Consolidated Statement of Cash Flows for the Years Ended
December 31, 1997 and 1996, Three Months Ended December 31, 1995
and Year Ended September 30, 1995 .................................    F-7

Notes to Consolidated Financial Statements ........................    F-8

                          Independent Auditors' Report

To the Board of Directors and Stockholders
AccuMed International, Inc.:

We have audited the accompanying consolidated balance sheets of AccuMed International, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the three months ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuMed International, Inc. and subsidiaries as of December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the three months ended December 31, 1995 in conformity with generally accepted accounting principles.


                                              /s/  KPMG Peat Marwick LLP

Chicago, IL
March 23, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Shareholders
Alamar Biosciences, Inc.

We have audited the accompanying balance sheets of Alamar Biosciences, Inc. as of September 30, 1995 and 1994, and related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alamar Biosciences, Inc., at September 30, 1995 and 1994, and the results of its operations and its cash flows for the years ended September 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is involved in litigation and is proposing to merge with another company. The Company has taken certain actions to meet cash flow requirements, including a reduction in work force, overhead and product development, until the disputes can be resolved. There can be no assurance that the Company's efforts related to the lawsuit will be successful. In addition, there can be no assurance that combined operations of the proposed merger will produce the necessary cash flow required. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                           /s/ Coopers & Lybrand L.L.P.


Sacramento, California
November 19, 1995

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                      ---------------------------------
                                                                          1997                 1996
                                                                      ------------         ------------
                                       ASSETS

Current Assets
    Cash and cash equivalents                                         $    469,639         $  2,801,359
    Restricted cash                                                             --              100,000
    Accounts receivable, net                                             4,664,152            2,143,596
    Prepaid expenses and deposits                                          183,817              217,198
    Production inventory                                                 3,464,190            1,772,127
                                                                      ------------         ------------
       Total current assets                                              8,781,798            7,034,280
                                                                      ------------         ------------

Fixed assets, net                                                        5,178,528            1,696,071
                                                                      ------------         ------------

Notes receivable                                                           164,199              214,273
Deferred financing costs                                                   640,224                   --
Purchased technology                                                     4,950,753            5,340,411
Other assets                                                               833,215              194,507
                                                                      ------------         ------------
                                                                      $ 20,548,717         $ 14,479,542
                                                                      ============         ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                  $  3,590,022         $  3,031,033
    Payroll and related accruals                                           458,794               95,211
    Accrued interest                                                       441,100                   --
    Other current liabilities                                              660,842              241,301
    Notes payable                                                        1,888,273              173,455
    Current portion of debt and capital lease obligations                  700,000              114,910
                                                                      ------------         ------------
       Total current liabilities                                         7,739,031            3,655,910
                                                                      ------------         ------------

Warranty reserves                                                          467,299                   --
Long term debt                                                          11,454,755              230,795
Minority interest                                                          154,560              456,841
                                                                      ------------         ------------
                                                                        12,076,614              687,636
                                                                      ------------         ------------

Stockholders' equity
    Preferred stock, 5,000,000 authorized; 382,500 Series A
       8% Cumulative                                                            --                   --
    Common stock, $0.01 par value, 50,000,000 shares
       authorized, 22,728,868 shares issued and outstanding
       at Dec. 31, 1997, 20,854,157 at December 31, 1996                   227,289              208,542
    Additional paid-in capital                                          51,953,823           44,424,646
    Cumulative translation adjustment                                       22,586               32,586
    Accumulated deficit                                                (51,253,889)         (34,335,313)
    Less treasury stock,  37,956 shares at Dec. 31, 1997,
      and 31,812 shares at December 31, 1996, respectively                (216,737)            (194,465)
                                                                      ------------         ------------
       Total stockholders' equity                                          733,072           10,135,996
                                                                      ------------         ------------
Commitments and Contingencies

                                                                      $ 20,548,717         $ 14,479,542
                                                                      ============         ============


        See accompanying notes to the consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Year Ended                      Three Months
                                                            December 31,                       Ended          Year Ended
                                                  ---------------------------------         December 31,     September 30,
                                                      1997                 1996                 1995             1995
                                                  ------------         ------------         ------------     ------------
Sales                                             $ 19,109,661         $  6,222,449         $    100,130      $   514,776
Less cost of sales                                 (11,850,692)          (3,991,430)            (338,730)      (1,431,187)
                                                  ------------         ------------         ------------      -----------
      Gross profit (loss)                            7,258,969            2,231,019             (238,600)        (916,411)
                                                  ------------         ------------         ------------      -----------

Operating expenses:
      General and administrative                     7,891,320            4,927,657            1,418,797        2,094,890
      Acquired research and development                     --            5,957,927            3,965,000               --
      Research and development                       5,315,411            3,110,426               32,600          386,882
      Asset impairment                               3,582,068                   --                   --               --
      Sales and marketing                            4,289,447            2,464,668                7,197          309,208
                                                  ------------         ------------         ------------      -----------
          Total operating expenses                  21,078,246           16,460,678            5,423,594        2,790,980
                                                  ------------         ------------         ------------      -----------

Operating income (loss)                            (13,819,277)         (14,229,659)          (5,662,194)      (3,707,391)
                                                  ------------         ------------         ------------      -----------

Other income (expense):
      Interest income                                   23,383               50,604                4,748            7,949
      Interest expense                              (3,584,160)            (458,214)             (10,862)         (46,657)
      Other income (expense)                            24,351            2,939,537              (72,929)         (13,211)
      Minority interest                                437,127              123,919                   --               --
                                                  ------------         ------------         ------------      -----------
          Total other income (expense)              (3,099,299)           2,655,846              (79,043)         (51,919)
                                                  ------------         ------------         ------------      -----------

Loss before income taxes                           (16,918,576)         (11,573,813)          (5,741,237)      (3,759,310)

Income tax expense                                          --                   --                  800              800
                                                  ------------         ------------         ------------      -----------

          Net loss                                $(16,918,576)        $(11,573,813)        $ (5,742,037)     $ 3,760,110
                                                  ============         ============         ============      ===========

Net loss per share - Basic                        $      (0.77)        $      (0.68)        $      (0.49)     $     (0.59)
                                                  ============         ============         ============      ===========

Weighted average common shares outstanding          22,052,929           16,975,470           11,742,980        6,375,627
                                                  ============         ============         ============      ===========


        See accompanying notes to the consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                               COMMON STOCK                    ADDITIONAL
                                                  ----------------------------------             PAID-IN             ACCUMULATED
                                                     SHARES                AMOUNT                CAPITAL               DEFICIT
                                                  ------------          ------------          ------------          ------------
Balances at September 30, 1994                       4,844,294          $     48,443          $ 14,555,950          $(13,259,353)
                                                  ------------          ------------          ------------          ------------
Issuances of common stock                            6,085,045                60,850             3,309,636                    --
Issuances of warrants                                       --                    --               142,500                    --
Net loss                                                    --                    --                    --            (3,760,110)
                                                  ------------          ------------          ------------          ------------
Balances at September 30, 1995                      10,929,339          $    109,293          $ 18,008,086          $(17,019,463)
                                                  ------------          ------------          ------------          ------------
Issuances of common stock                            4,501,845                45,019             4,984,557                    --
Issuances of warrants                                       --                    --               308,252                    --
Warrants exercised                                     140,000                 1,400                33,600                    --
Net loss                                                    --                    --                    --            (5,742,037)
                                                  ------------          ------------          ------------          ------------
Balances at December 31, 1995                       15,571,184               155,712            23,334,495           (22,761,500)
                                                  ------------          ------------          ------------          ------------
Issuances of common stock                            4,280,955                42,810            17,838,083                    --
Issuances of warrants                                       --                    --             1,689,464                    --
Stock options exercised                                578,732                 5,787               744,587                    --
Warrants exercised                                     256,700                 2,567               741,558                    --
Conversion of debt                                     166,586                 1,666                76,459                    --
Cumulative translation adjustment                           --                    --                    --                    --
Shares received in litigation settlement                    --                    --                    --                    --
Net loss                                                    --                    --                    --           (11,573,813)
                                                  ------------          ------------          ------------          ------------
Balances at December 31, 1996                       20,854,157               208,542            44,424,646           (34,335,313)
                                                  ------------          ------------          ------------          ------------
Issuances of common stock                               71,360                   713               205,576                    --
Issuances of warrants                                       --                    --             3,187,606                    --
Stock options exercised                                361,860                 3,619               404,942                    --
Warrants exercised                                     500,536                 5,005               254,624                    --
Refund of stock issuance fees, net                          --                    --                74,877                    --
Cumulative translation adjustment                           --                    --                    --                    --
Shares received in litigation settlement                    --                    --                    --                    --
Contingent shares issued                               940,955                 9,410             3,401,552                    --
Net loss                                                    --                    --                    --           (16,918,576)
                                                  ------------          ------------          ------------          ------------
Balances at December 31, 1997                       22,728,868          $    227,289          $ 51,953,823          $(51,253,889)
                                                  ============          ============          ============          ============

                                                   CUMULATIVE                                       TOTAL
                                                   TRANSLATION             TREASURY              STOCKHOLDERS'
                                                   ADJUSTMENT               STOCK                  EQUITY
                                                  ------------           ------------           ------------
Balances at September 30, 1994                    $         --           $         --           $  1,345,040
                                                  ------------           ------------           ------------
Issuances of common stock                                   --                     --              3,370,486
Issuances of warrants                                       --                     --                142,500
Net loss                                                    --                     --             (3,760,110)
                                                  ------------           ------------           ------------
Balances at September 30, 1995                              --                     --              1,097,916
                                                  ------------           ------------           ------------
Issuances of common stock                                   --                     --              5,029,576
Issuances of warrants                                       --                     --                308,252
Warrants exercised                                          --                     --                 35,000
Net loss                                                    --                     --             (5,742,037)
                                                  ------------           ------------           ------------
Balances at December 31, 1995                               --                     --                728,707
                                                  ------------           ------------           ------------
Issuances of common stock                                   --                     --             17,880,893
Issuances of warrants                                       --                     --              1,689,464
Stock options exercised                                     --                     --                750,374
Warrants exercised                                          --                     --                744,125
Conversion of debt                                          --                     --                 78,125
Cumulative translation adjustment                       32,586                     --                 32,586
Shares received in litigation settlement                    --               (194,465)              (194,465)
Net loss                                                    --                     --            (11,573,813)
                                                  ------------           ------------           ------------
Balances at December 31, 1996                           32,586               (194,465)            10,135,996
                                                  ------------           ------------           ------------
Issuances of common stock                                   --                     --                206,289
Issuances of warrants                                       --                     --              3,187,606
Stock options exercised                                     --                     --                408,561
Warrants exercised                                          --                     --                259,629
Refund of stock issuance fees, net                          --                     --                 74,877
Cumulative translation adjustment                      (10,000)                    --                (10,000)
Shares received in litigation settlement                    --                (22,272)               (22,272)
Contingent shares issued                                    --                     --              3,410,962
Net loss                                                    --                     --            (16,918,576)
                                                  ------------           ------------           ------------
Balances at December 31, 1997                     $     22,586           $   (216,737)          $    733,072
                                                  ============           ============           ============


        See accompanying notes to the consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            For the Year            Three Months
                                                                          Ended December 31            Ended           Year Ended
                                                                    ----------------------------     December 31,     September 30,
                                                                        1997            1996            1995              1995
                                                                    ------------    ------------     -----------      -------------
Cash flows from operating activities:
     Net income (loss)                                              $(16,918,576)   $(11,573,813)    $(5,742,037)     $(3,760,110)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                 2,636,836       1,124,475          38,400          235,529
         Provision for bad debts                                         268,728         108,160              --           11,725
         Write-off of debt discount                                    2,139,000              --              --               --
         Write-off of in-process research and development                     --       5,957,927       3,965,000               --
         Write-off of impaired goodwill                                3,582,068              --              --               --
         Minority interest                                              (437,127)       (123,919)             --               --
         Expenses paid with issuance of stock or warrants                     --       1,441,484         606,750          308,500
         Non-cash gain on settlement                                     (22,272)       (194,465)             --               --
         Loss on asset disposals                                              --          74,706              --           63,609
         Changes in assets and liabilities:
            Decrease (Increase) in restricted cash                       100,000         263,000        (178,000)        (185,000)
            Decrease (Increase) in accounts receivable                  (578,619)     (1,377,044)        107,906          259,420
            Decrease (Increase) in prepaid expenses and deposits         (83,953)        (92,362)          1,833           20,035
            Decrease (Increase) in production inventory                 (818,064)       (629,007)         64,999          193,796
            (Increase) in intangible and other assets                   (692,948)        (33,316)         80,059           (1,525)
            Increase in accounts payable                               1,364,512         334,908         168,460          766,900
            Decrease (Increase) in deferred financing costs             (849,124)             --        (750,352)        (299,650)
            Increase in other current liabilities                        142,513            (688)        155,941            8,571
            Increase (Decrease) in warranty reserves                    (332,701)             --              --               --
            Increase (Decrease) in deferred revenue                      (21,516)     (1,307,482)        946,429          470,238
                                                                    ------------    ------------     -----------      -----------
Net cash used in operating activities                                (10,521,243)     (6,027,436)       (534,612)      (1,907,962)
                                                                    ------------    ------------     -----------      -----------
Cash used in investing activities:
         Purchase of fixed assets                                     (1,208,130)     (1,479,694)        (62,196)         (49,834)
         Acquisition of business, net                                 (6,000,000)     (3,854,737)         48,237               --
                                                                    ------------    ------------     -----------      -----------
Net cash used in investment activities                                (7,208,130)     (5,334,431)        (13,959)         (49,834)
                                                                    ------------    ------------     -----------      -----------
Cash flows from financing activities:
         Proceeds from issuances of common stock, net                    743,064      13,976,390          35,000        3,204,486
         Notes receivable (issued) collected                              50,074        (214,273)             --         (700,000)
         Payment of capital lease obligation                             (89,992)        (89,907)        (22,132)         (50,115)
         Proceeds from issuance of notes payable                      14,994,373       1,025,000              --               --
         Proceeds from bridge loan                                     6,000,000         592,551              --               --
         Payment of notes payable and bridge loan                     (6,289,866)     (1,339,629)             --               --
                                                                    ------------    ------------     -----------      -----------
Net cash provided by financing activities                             15,407,653      13,950,132          12,868        2,454,371
                                                                    ------------    ------------     -----------      -----------
Effect of exchange rate changes on cash                                  (10,000)         32,586              --               --
                                                                    ------------    ------------     -----------      -----------
Net increase (decrease) in cash and cash equivalents                  (2,331,720)      2,620,851        (535,703)         496,575
Cash and cash equivalents at beginning of period                       2,801,359         180,508         716,211          219,636
                                                                    ------------    ------------     -----------      -----------

Cash and cash equivalents at end of period                          $    469,639    $  2,801,359     $   180,508      $   716,211
                                                                    ============    ============     ===========      ===========


          See accompanying notes to consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

         AccuMed International, Inc. and subsidiaries ("the Company") (formerly Alamar Biosciences, Inc.) engage in the development and manufacturing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. These activities are conducted primarily in the United States, the United Kingdom and Canada. The Company markets products in two laboratory market segments: 1) Microbiology - proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents, and 2) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears. In 1995, the Company changed to a fiscal year ending December 31.

2.  SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of AccuMed International, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         Contract revenue from research agreements is recorded when earned and as the related costs are incurred. Payments received related to future performance are deferred and recognized as revenue when earned over future performance periods. Product revenue is recognized when products are shipped to customers.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash held by financial institutions and money market fund investments with original maturities of three months or less.

         Restricted Cash

         Restricted cash represents security deposits for letters of credit and escrow account arrangements. As such, these balances are not immediately available to fund operations as of the balance sheet date indicated.

         Inventories

         Inventories consist primarily of raw materials, work in process and finished product and are stated at the lower of cost (average cost) or market. Cost is determined by the first-in first-out method (FIFO).

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life of the improvement or the term of the lease. Expenditures for repairs and maintenance are charged to operations when incurred.

         Purchased Technology

         Purchased technology consists principally of values assigned to acquired proprietary technology. Such amounts are

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

being amortized on a straight-line basis over the expected periods to be benefited, generally 10 years. The Company assesses the recoverability of such assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows of the related acquired businesses using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of these various assets will be impacted if the estimated future operating cash flows are not achieved.

         Deferred Financing Costs

         Deferred financing costs are amortized over the term of the related debt using the effective interest rate method.

         Patents

         The cost of patents is amortized straight line over the estimated useful lives of the patent, generally 17 years.

         Research and Development Costs

         Research and development costs are charged to operations as incurred.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Earnings Per Share

         Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 regarding computation of Basic and Diluted earnings per share (EPS). Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Adoption of this statement did not have a material impact on the Company's Basic EPS for the reported fiscal years as compared to primary EPS. Diluted EPS is not presented as the effect of the adjustments is anti-dilutive; however, outstanding options and warrants may have a dilutive effect in future years.

         Warranty

         Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Concentrations of Credit Risk

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company's trade receivables result primarily from its microbiology operations and reflect a broad customer base throughout the United States and Europe. At December 31, 1997 and 1996, respectively, the Company's foreign accounts receivable were about $1,188,000 and $267,000.

         Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory valuation, depreciation, warranty costs, income taxes and contingencies, among others. Actual results could be materially different from those estimates.

         Valuation of Options and Warrants Issued

         The Company utilizes the Black-Scholes pricing model to determine the fair value of warrants and options issued in exchange for goods or services. During 1996 and 1997, the Company incorporated the following assumptions into the model: risk free rate - ranging from 6% to 7%, expected volatility - 20% and expected dividend zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the option or warrant issued. Other assumptions, relating to option life, strike price and stock price, are determined at the date the option or warrant is issued.

         Non-monetary Transactions

         Non-monetary transactions are recorded based on the fair values of the assets or services involved. Fair values are determined based on the assets exchanged or received, whichever is more clearly evident.

         General Information Regarding Reportable Segments of an Enterprise

         Effective December 31, 1997, the Company adopted SFAS No. 131 regarding disclosures about segments of an enterprise and related information. Refer to
Note 1 for a description of the types of products from which each reportable segment derives its revenues and Note 19 for detailed segment information.

         Reclassifications

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  ACCOUNTS RECEIVABLE

         Accounts receivable are carried at estimated net realizable value and include the following at December 31:

                                                 1997                  1996
                                              -----------           -----------
     Trade receivables                        $ 5,058,972           $ 2,269,688
     Allowance for doubtful accounts             (394,820)             (126,092)
                                              -----------           -----------
             Total                            $ 4,664,152           $ 2,143,596
                                              -----------           -----------

         Bad debt expense was $268,728, $108,160 and $11,725 for the years ended December 31, 1997, 1996 and September 30, 1995, respectively.

4.  INVENTORIES

         Inventories includes the following at December 31:

                                                     1997                1996
                                                  ----------          ----------
     Raw material and packaging supplies          $  999,561          $  828,985
     Work in process                                 402,269             270,718
     Finished goods                                2,062,360             672,424
                                                  ----------          ----------
                Total                             $3,464,190          $1,772,127
                                                  ----------          ----------

5.  PROPERTY, PLANT  AND EQUIPMENT

         Property, plant and equipment includes the following at December 31:

                                                             Estimated
                                                             Useful Life               1997                 1996
                                                             ------------         ------------          -----------
     Equipment                                               3 - 5 Years           $ 7,035,277          $ 2,051,134
     Leasehold improvements                                  5 - 13 Years              964,392              544,892
                                                                                  ------------          -----------
                                                                                     7,999,669            2,596,026
     Less accumulated depreciation and amortization                                 (2,821,141)            (899,955)
                                                                                  ------------          -----------
              Total                                                               $  5,178,528          $ 1,696,071
                                                                                  ------------          -----------

         Maintenance and repair expenses for the years ended December 31, 1997, 1996, and September 30, 1995 were $166,720, $106,144 and $78,435 respectively.
There were no material construction commitments outstanding as of December 31, 1997.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  OTHER ASSETS

         Other assets includes the following at December 31:

                                             1997              1996
                                           --------          --------
     Patents, net of amortization          $590,243          $194,507
     Deposits for equipment                 126,000                --
     Other                                  116,972                --
                                           --------          --------
             Total                         $833,215          $194,507
                                           --------          --------

7.   OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following at December 31:

                                                    1997              1996
                                                  --------          --------
     Deferred revenue                             $125,452          $146,968
     Customer deposits                              12,924            94,333
     Current portion of warranty reserve           130,000                --
     Accrued rent                                   31,000                --
     Other                                         361,466                --
                                                  --------          --------
             Total                                $660,842          $241,301
                                                  --------          --------

8.    NOTES PAYABLE

         The Company entered into a revolving line of credit in October 1997, the balance of which was $1,888,273 at December 31, 1997. Under terms of the agreement, the Company may borrow up to 80% of eligible accounts receivable up to $4,000,000. The line of credit expires in October, 1998, and is renewable for up to three consecutive 1 year periods. The line is secured by substantially all of the Company's assets and bears an interest rate of the higher of 9% or the highest prime rate plus 2.5% (11% at December 31, 1997).

9.    LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996, respectively, consists of the following:

                                                                                                1997              1996
                                                                                            -----------          --------
     14.5% secured note payable in 48 equal monthly installments of principal and           $ 4,085,055          $     --
     interest of  $113,400, through September 2001, with a balloon payment of
     $675,000 due October 31, 2001; net of unamortized deferred financing costs of $181,200

     12% unsecured convertible notes due March 13, 2000, net of unamortized                   7,843,200                --
     deferred financing costs of $656,800
     Capitalized lease obligation                                                                    --            89,810
     Non-interest bearing repayable contribution and other                                      226,500           255,895
                                                                                            -----------          --------
                  Total long-term debt                                                       12,154,755           345,705
                  Less current installments                                                     700,000           114,910
                                                                                            -----------          --------

                  Long-term debt, excluding current installments                            $11,454,755          $230,795
                                                                                            -----------          --------

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The 12 % convertible notes payable are convertible into 2,720,000 shares of common stock, at a conversion price of $3.125 per share at any time through the maturity date. See Note 20 regarding subsequent events related to the conversion of a portion of these convertible notes into preferred stock.

         The secured note payable agreement contains various financial restrictions and covenants regarding lien restrictions and acquisition and sale of assets and subsidiaries, and is secured by substantially all assets of the Company.

         The repayable contribution was received under a foreign government program and calls for semi-annual installments based on future sales of product. Management does not estimate any future sales that would result in a payment due in the next fiscal year.

         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1997 are as follows:

                   1998                         $   700,000
                   1999                           1,041,100
                   2000                           8,845,000
                   2001                           1,568,655
                   2002                                  --
                   Thereafter                            --

10.      STOCKHOLDERS' EQUITY

         The Board of Directors is authorized to issue 5,000,000 shares of preferred stock, the terms and rights to be established upon issuance. Of these shares, 382,500 have been designated as Series A 8% Cumulative Preferred Stock. None of these shares have been issued as of December 31, 1997. See Note 20 regarding subsequent events.

         Warrants

         At December 31, 1997, the Company had outstanding warrants to purchase shares of Common Stock at any time through the expiration date as follows:

                 Shares             Price       Expiration Date
                 ------             -----       ---------------
                 825,000          $   3.13       March, 1998
                 120,000              3.42       March, 1999
                 367,500              3.87       March, 1999
                 175,000              5.00       December, 1999
                  25,275              5.00       April, 2000
                 249,833              0.63       May, 2000
                 294,239              0.63       August, 2000
                 121,596              0.82       August, 2000
                 121,595              1.64       August, 2000
                 121,594              2.47       August, 2000
                  63,500              0.25       September, 2000

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             75,000             1.13       December, 2000
            719,000             1.25       December, 2000
            100,000             1.25       January, 2001
            100,000             2.13       March, 2001
            200,000             1.13       March, 2002
             50,000             2.50       September, 2002
            245,783             2.60       September, 2002

         Stock Option Plan

         The Company has the following stock option plans for its employees, directors and consultants: the 1990 plan, the 1992 plan, the 1995 plan and the 1997 plan. Terms of the plans are summarized as follows:

Exercise Price - For the 1990 Plan, fair market value determined by the Board of Directors and not less than 110% of the determined fair market value in certain instances. For the 1992, 1995 and 1997 plans, fair market value as determined by the closing price of the Common Stock on the date of issuance as reported by NASDAQ.

Vesting Period - A portion of the options granted to certain participants vest immediately with the remaining options vesting on varying schedules not exceeding six years from date of grant. Options granted to others vest on varying schedules not exceeding six years from date of grant.

Shares Available - The maximum number of shares that may be issued under the 1995 Plan is 1,668,332 at December 31, 1997. On May 23, 1997 the board of directors authorized up to 3,200,000 shares of common stock be reserved for the 1997 Plan.

         At December 31, 1997, there were 2,605,681 additional shares available for grant under the Plans.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans for employees. Accordingly, no compensation cost has been recorded. Had compensation cost for the Company's Stock Option Plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.



                                                             Year Ended December 31,
                                                     ---------------------------------------
                                                           1997                     1996
                                                     --------------           --------------
            Net loss, as reported                    $  (16,918,576)          $  (11,573,813)
            Net loss, Pro-forma                         (17,906,072)             (12,147,534)
            Net loss per share, as reported          $        (0.77)          $        (0.68)
            Net loss per share, Pro-forma                     (0.81)                   (0.72)

         Pro forma net loss and loss per share reflect only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996.

                                          Year Ended December 31,
                                          -----------------------
                                            1997         1996
                                            ----         ----
            Dividend yield                    0%           0%
            Volatility                       20%          20%
            Risk free interest rate           7%           7%
            Expected term in years           10           10

         Stock option activity during the periods indicated was as follows:

                                                                                                  Weighted
                                                                          Number of            Average Exercise
                                                                           Options                  Price
                                                                           -------                  -----
                         Balance at December 31, 1995                     1,586,845                $ 1.23
                                    Granted                                 909,000                $ 4.99
                                    Exercised                              (578,732)               $ 1.30
                                    Forfeited                              (182,084)               $ 1.13
                                    Expired                                      --                    --
                                                                          ---------
                         Balance at December 31, 1996                     1,735,029                $ 3.15
                                    Granted                               1,616,398                $ 3.94
                                    Exercised                              (361,860)               $ 1.13
                                    Forfeited                              (492,060)               $ 5.70
                                    Expired                                      --                    --
                                                                          ---------
                         Balance at December 31, 1997                     2,497,507                $ 3.45
                                                                          ---------

         The fair value of options granted in 1997 and 1996 were $2.56 and $4.88 per share, respectively. The following table summarizes information about stock options outstanding as of December 31, 1997:

                                                 Options  outstanding                             Options exercisable
                                     -------------------------------------------------       --------------------------------
                                                     Weighted avg
                                                       Remaining          Weighted avg                           Weighted avg
                                       Number         Contractual           Exercise           Number              Exercise
   Range of exercise prices          Outstanding         Life                Price           Exercisable            Price
   ------------------------          -----------     -------------        ------------       -----------         -------------
   $0.63 to $1.58                       510,294           7.14                $1.12            494,197                $1.12
   $1.59 to $3.98                     1,845,713           8.89                 3.78            302,179                 2.94
   $3.99 to $8.38                       141,500           3.51                 7.34            141,500                 7.34
                                      ---------                                                -------
   $0.63 to $8.38                     2,497,507           8.23                 3.45            937,876                 2.64
                                      ---------                                                -------

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  INCOME TAXES

         The net deferred tax assets and liabilities consist of the following at December 31:

                                                             1997                 1996
                                                          -----------          -----------
   Deferred tax assets:
      Net operating loss carryforwards                    $12,231,000          $ 8,165,000
      Research and development credits                        300,000              479,000
      Other                                                   745,000              604,000
                                                          -----------          -----------
                         Total                             13,276,000            9,248,000
   Valuation allowance                                    (13,276000)           (9,248,000)
                                                          -----------          -----------
   Net deferred tax assets and liabilities                $        --          $        --
                                                          -----------          -----------

         At December 31, 1997, the Company had approximately $33,095,000 and $14,966,000 in net operating losses for federal and state tax purposes, respectively, available to be carried forward to future periods. The carryforwards expire from 2004 to 2013 for federal purposes and from 2011 to 2013 for state purposes. The Company also has credits for research and development of $479,000 available to offset future federal income taxes, which expire from 2004 to 2012.

         The Company has recorded a valuation allowance equal to the deferred tax assets based on its continuing operating losses.

         During the last three years, the Company has had more than a 50% change in ownership. Section 382 of the Internal Revenue Code and comparable state statutes impose certain annual limitations on the utilization of net operating loss carryforwards and research and development credits that can be used to offset income in future periods.

12.  WARRANTY RESERVE

         The warranty reserve represents management's estimate of future costs associated with repair or replacement of cytopathology and microbiology products sold. The reserve balance on December 31, 1997 and 1996 was $597,000 and $30,000, respectively. The estimated current warrant reserve of $130,000 as of December 31, 1997 is included with other current liabilities.

13.  LEASES

         Operating Leases

         The Company leases its facilities and certain office equipment under operating type leases expiring at various dates through 2009. Rental expense is recognized on a straight-line basis over the life of the lease. Total rental expense for facilities and equipment during the years ended December 31, 1997 and 1996 was $812,000 and $485,000, respectively.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Future minimum annual lease payments under operating leases as of December 31, 1997 are:

                              Year                          Amount
                              ----                          ------
                              1998                      $   701,000
                              1999                      $   703,000
                              2000                      $   705,000
                              2001                      $   672,000
                              2002                      $   676,000
                            Thereafter                  $   762,000


14. SUPPLEMENTAL DISCLOSURE OF  CASH FLOW INFORMATION

         Non-cash investing and financing activities:

         During the year ended December 31, 1997, the Company issued common stock and warrants for the payment of interest, fees, consideration for the merger (see Note 16) and patents. The value of common stock and warrants issued was $2,101,000, $77,500, $3,582,000 and $206,000, respectively. The Company received common stock as compensation for a litigation settlement, valued at $22,272 and recorded as treasury stock in the accompanying consolidated balance sheet.

         During the year ended December 31, 1996, the Company issued common stock and warrants valued at $257,094 for the payment of expenses. A shareholder returned previously issued shares to the Company as compensation for a litigation settlement, valued at $194,465 and recorded as treasury stock in the accompanying consolidated balance sheet.

                                               Year Ended December 31,
                                               -----------------------
   Cash paid during the year for:             1997              1996
                                           ----------          -------
         Interest                          $  821,719          $76,350

15.  COMMITMENTS AND CONTINGENCIES

         At December 31, 1997, the Company is obligated to repurchase certain equipment sold to a former distributor. Terms of the agreement call for maximum payment of $340,000 to be paid in equal monthly installments over the next 10 months.

16.  MERGER AND RELATED TRANSACTIONS

         On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly owned subsidiary ("AccuMed"). Pursuant to the terms of the merger agreement, 1,881,910 shares of Common Stock and 126,945 warrants were issued to AccuMed stockholders and warrantholders respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity during the 24 months beginning January 1, 1996. The contingency associated with 940,955 shares of Common Stock and 63,472 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of approximately $5,430,000. Such amount has been allocated to acquired proprietary technology ($1,930,000) and in-process research and development ($3,500,000). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during 1996. The contingency associated with the remaining 940,955

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of Common Stock and 63,472 warrants was resolved (performance goal achieved) in March 1997 resulting in contingent consideration of approximately $3,582,000. Such amount has been recorded as goodwill associated with the merger and charged off in its entirety to operations during 1997 as an impaired asset.

         The acquisition of AccuMed was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible assets has been allocated to identifiable intangibles of acquired proprietary technology ($2,645,000) and in-process research and development ($3,965,000). The acquired proprietary technology will be amortized over the expected period to be benefited, which is estimated to be 10 years with the in-process research and development charged to operations at the date of acquisition.

17.  RELATED-PARTY TRANSACTIONS

         In March 1997, the Company received a $6,000,000 bridge loan from a director/shareholder of the Company. The loan was repaid 10 days later, together with interest and a prepayment premium of $130,000. The Company used the proceeds from this loan to purchase the ESP Product Line (see Note 18).

         In September 1997, the Company received a $500,000 bridge loan from a director/shareholder of the Company. The loan was repaid 30 days later, together with interest and a prepayment premium of $10,000 and 50,000 5-year warrants to purchase common stock of the Company at an exercise price of $2.50 per share. The warrants were valued at $39,500 and recorded as interest expense in 1997.

         During 1996, the Company issued 100,000 warrants valued at $230,000 to an individual for consulting services. A major stockholder of the Company received 687,500 warrants valued at $852,000 for consulting services. Also, another related party received 85,000 options valued at $224,000 for consulting services.

18.   ACQUISITIONS

         On March 3, 1997 the Company acquired the ESP Product Line for a total purchase price of $6,000,000. The acquisition of the ESP Product Line was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. This treatment resulted in no excess purchase price over the estimated fair value of the net assets received. The operations associated with this acquisition have been included in the consolidated statement of operations since the date of acquisition.

         The pro-forma results of operations of the Company giving effect to the ESP Product Line acquisition as if it had occurred on January 1, 1996 are as follows:

                                   1997                   1996
                               ------------           ------------
   Sales                       $ 21,748,783           $ 22,057,183
   Net loss                    $(17,351,585)          $(15,371,866)
   Net loss per share          $      (0.79)          $      (0.91)

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics Imaging Corp. ("Oncometrics") for a total purchase price of $4,000,000 which includes $2,000,000 to be used solely as working capital for Oncometrics. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to assets purchased and liabilities assumed based on the fair values at the date of acquisition. The excess purchase price consists of $1,645,200 of acquired in-process research and development and $1,096,000 of purchased technology and reflects the 33% minority interest holding. The Company's share of operations of Oncometrics from the purchase date have been recorded in the Consolidated Statement of Operations.

        The pro-forma results of operations of the Company giving effect to the Oncometrics acquisition as if it had occurred on October 1, 1995 are as follows:

                                                                  Three Months
                                      Year ended                     Ended
                                      December 31,                 December 31,
                                         1996                          1995
                                     ------------                  -----------
         Sales                       $  6,235,892                  $     247,089
         Net loss                    $(12,066,170)                 $ ( 5,876,285)
         Net loss per share          $      (0.71)                 $       (0.50)

19.  COMPANY SEGMENT AND RELATED INFORMATION

         The Company has two reportable segments: 1) Microbiology - manufactures and markets proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents, and 2) Cytopathology - manufactures and markets systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit of loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and manufacturing processes. Each business was acquired as a unit, and the management at the time of the acquisition was retained.

                  INDUSTRY SEGMENTS                           1997                       1996
         --------------------------------               -------------             ---------------
         Revenues from External Customers
                    Cytopathology                       $    1,001,000            $    1,412,000
                    Microbiology                            18,109,000                 4,810,000

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                  INDUSTRY SEGMENTS                           1997                       1996
         --------------------------------               -------------             ---------------
         Intersegment Revenues
                    Cytopathology                                 --                          --
                    Microbiology                                  --                          --
         Depreciation and Amortization Expense
                    Cytopathology                            455,000                     255,000
                    Microbiology                           1,390,000                      90,000
         Segment Operating Profit (Loss)
                    Cytopathology                        (13,916,000)                (12,886,000)
                    Microbiology                           1,982,000                    (923,000)
         Segment Assets
                    Cytopathology                         10,151,000                  11,798,000
                    Microbiology                          10,398,000                   2,594,000
         Expenditures for Segment Long-lived Assets
                    Cytopathology                            852,000                   1,350,000
                    Microbiology                           3,596,000                     580,000


Reconciliations of reportable segment items are as follows:

                                                                             1997                   1996
                                                                         ------------           ------------
            Revenues
                 Total revenue for reportable segments                   $ 19,110,000           $  6,222,000
                 Total consolidated revenue                              $ 19,110,000           $  6,222,000
            Profit or (loss)
                 Total profit or (loss) for reportable segments          $(11,934,000)          $  6,222,000
                 Other corporate income (expenses)                         (1,838,000)            (2,680,000)
            Unallocated amounts
                  Interest expense                                         (3,584,000)              (458,000)
                  Minority Interest                                           437,000                124,000
                                                                         ------------           ------------
            Income before income taxes                                   $(16,919,000)          $(11,574,000)
                                                                         ------------           ------------
            Assets
                 Total assets for reportable segments                    $ 20,549,000           $ 14,392,000
                 Other assets                                                      --                 88,000
                                                                         ------------           ------------
            Consolidated total assets                                    $ 20,549,000           $ 14,480,000
                                                                         ------------           ------------

         Other Significant Items

                                            Segment                            Consolidated
                                             Total           Adjustments            Total
                                         ------------       ------------       ------------
   1997 Expenditures for assets          $  4,448,000       $ (3,240,000)      $  1,208,000

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciling item to adjust expenditures for assets is the amount of assets purchased in the ESP Product Line acquisition reported as part of the acquisition of business, net in the Consolidated Statement of Cash Flows. None of the other adjustments are significant.

         GEOGRAPHIC INFORMATION                 1997                         1996
         ----------------------             -------------                 -----------
         Net trade sales
                    United States           $  16,637,000                 $ 4,543,000
                    United Kingdom              2,195,000                   1,672,000
                    Canada                        279,000                       7,000
         Interarea transfers
                    United States                      --                          --
                    United Kingdom              1,217,000                   1,170,000
                    Canada                             --                          --
                    Eliminations               (1,217,000)                 (1,170,000)
                                            -------------                 -----------
         Total                              $  19,110,000                 $ 6,222,000
                                            -------------                 -----------
         Long - Lived Assets
                    United States           $   9,379,000                 $ 6,598,000
                    United Kingdom                331,000                     268,000
                    Canada                        420,000                     170,000
                                            -------------                 -----------
         Total                              $  10,130,000                 $ 7,036,000
                                            -------------                 -----------


20.  SUBSEQUENT EVENTS

         On January 22, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 2,720,000 shares of its Common Stock and 850,000 warrants to purchase shares of its Common Stock at a price of $3.125 per share. This registration was for the shares underlying its $8,500,000 12% convertible notes and the related 850,000 detachable warrants. The Company received no proceeds as a result of this registration.

         On February 2, 1998 a director/stockholder loaned the Company $1,000,000 repayable on the earlier of April 2, 1998 or upon the closing of a securities offering in which the Company receives gross proceeds of at least $3,000,000. The loan is unsecured and bears an interest rate of 12% per annum. The lender also received 100,000 5-year warrants to purchase Common Stock of the Company at an exercise price of $1.56 per share.

         On February 23, 1998, the Company agreed to exchange $5,275,000 in principal amount of its 12% convertible notes due in March 2000 plus accrued interest thereon of $329,030 for 1,245,340 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and 5-year warrants to purchase 1,245,340 shares of Common Stock at $1.125 per share. The Preferred Stock is convertible into 4,981,360 shares of the Company's Common Stock at a conversion price of $1.125 per share. The Company intends to register the Preferred Stock and underlying Common Stock with the Securities and Exchange Commission during 1998.

                           ACCUMED INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On March 23, 1998, the Company sold an aggregate of 8,686,666 shares of common stock and seven-year warrants to purchase an aggregate of 8,686,888 shares of the Company's common stock at an exercise price of $0.75 per share, for gross proceeds of $6,515,000 and net proceeds of approximately $5,910,000 after payment of fees, commissions and expenses related to the private placement. Such offering is to be registered with the Securities and Exchange Commission. The Company intends to use the net proceeds raised by such offering for working capital purposes.

                          Independent Auditors' Report

The Board of Directors and Stockholders
AccuMed International, Inc.:

Under date of March 23, 1998 we reported on the consolidated balance sheet of AccuMed International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the three months ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                              /s/  KPMG Peat Marwick LLP

Chicago, IL
March 23, 1998

                           Accumed International, Inc.
                 Schedule IX - Valuation and Qualifying Accounts

                                                                Additions
                                               Balance at       charged to                                              Balance at
                                               Beginning        costs and                             Other               end of
                   Description                 of period        expenses         Retirements         changes              period
                   -----------                 ---------        --------         -----------         -------              ------
Reserves and allowances deducted
      from asset accounts

      Allowance for uncollectible
        accounts receivable

      Year ended September 30, 1995(b)

      3 Months  Ended December 31, 1995         $ 19,725         $     --         $ (1,793)          $     --            $ 17,932

      Year Ended December 31, 1996              $ 17,932         $108,160         $      --          $     --            $126,092

      Year Ended December 31, 1997              $126,092         $268,728         $      --          $     --            $394,820


Reserves and allowances which support
      balance sheet caption reserves

      Warranty reserves

      Year ended September 30, 1995(b)

      3 Months  Ended December 31, 1995         $     --         $     --         $      --          $     --            $     --

      Year Ended December 31, 1996              $     --         $ 30,000         $      --          $     --            $ 30,000

      Year Ended December 31, 1997              $ 30,000         $     --         $(332,701)         $900,000(a)         $597,299


   (a) reserves acquired through ESP product line acquisition on March 3,1997
   (b) omitted due to immateriality

INDEX TO EXHIBITS

Exhibit
  No.    Description of Exhibit

3.1      Certificate of Incorporation of the Registrant. (1)

3.2      Certificate of Amendment to Registrant's Certificate of Incorporation.
         (14)

3.3 Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock. (15)

3.4 Certificate of Correction to Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock. (15)

3.5      Bylaws of the Registrant. (1)

3.6      Amendment No. 1 to Bylaws of the Registrant.

4.1      Specimen stock certificate for Common Stock. (1)

10.1 Agreement and Plan of Reorganization dated as of April 21, 1995 between the Registrant and AccuMed, Inc., as amended by Amendment No. 1 dated as of August 1, 1995 and Amendment No. 2 dated as of October 6, 1995.
         (3)

10.2 The Registrant's Board of Directors Compensation Plan as amended by Minutes of Board of Directors meeting dated January 18, 1996 authorizing grants of stock options to non-employee directors. (1)(4)

10.3 Employment Agreement between the Registrant and Peter P. Gombrich dated August 1, 1994. (1)(4)

10.4 Employment Letter between the Registrant and Joyce L. Wallach dated as of November 25, 1996. (4)(16)

10.5 Employment Agreement between the Registrant and Michael D. Burke dated May 23, 1997. (4)(17)

10.6 Separation Agreement and General Release between the Registrant and Michael D. Burke dated December 31, 1997. (4)

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

10.9 License Agreement between the Registrant and Becton, Dickinson and Company effective as of October 11, 1995. (3)

10.10 License and Distribution Agreement dated February 20, 1996 between the Registrant and BioKit, S.A. (1)

10.11 Addendum to License and Distribution Agreement dated February 20, 1996 between the Registrant and BioKit, S.A.

10.12    1995 Stock Option Plan. (1)(4)

10.13    Amendment No. 1 to the Registrant's 1995 Stock Option Plan.(4)(7)

10.14    Amendment No. 2 to the 1995 Stock Option Plan. (4)(16)

10.15    Amendment No. 3 to the 1995 Stock Option Plan. (4)

10.16 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

10.17 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option Plan. (1)(4)

10.18 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.19    Amended and Restated 1990 Stock Option Plan. (4)(8)

10.20    Amendment No. 1 to Amended and Restated 1990 Stock Option Plan.(4)(16)

10.21    The Registrant's Amended and Restated 1992 Stock Option Plan.(10)(4)

10.22    Amendment No. 1 to Amended and Restated 1992 Stock Option Plan.(4)(16)

10.23 Lease between the Registrant and NCP, LTD dated February 20, 1995 pertaining to the offices located at 29299 Clemens, Suite I-K, Westlake, Ohio 44145. (1)

10.24 Franklin Square Commercial Lease dated July 13, 1994 between the Registrant and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 401, 4th Floor North, 900 North Franklin Street, Chicago, Illinois. (1)

10.25 Rider 1 to Franklin Square Commercial Lease between the Registrant and the Lumber Company dated May 30, 1996. (5)

10.26 Collaboration Agreement and Worldwide Exclusive License between the Registrant and G&G Dispensing, Inc. dated March 22, 1994. (5)

10.27 Amendment No. 2 effective as of August 6, 1996 to the Collaboration Agreement and Worldwide Exclusive License between the Registrant and G&G Dispensing, Inc. dated March 22, 1994. (16)

10.28 O.E.M. Supply Agreement between Olympus America, Inc., Precision Instrument division and the Registrant dated May 31, 1996.(11)

10.29 Securities Purchase Agreement dated May 31, 1996 among the Registrant, Kingdon Associates, L.P., Kingdon Partners, L.P., and Kingdon Offshore N.V. (12)

10.30 Share Purchase Agreement between the Registrant and Xillix Technologies Corp. dated as of August 16, 1996. (10)

10.31 Subscription Agreement between the Registrant and Oncometrics Imaging Corp. dated as of August 16, 1996. (10)

10.32 Stock Purchase Agreement by and among the Registrant, RADCO Ventures, Inc. and the Selling Stockholders named therein dated as of August 15, 1996. (9)

10.33    Distribution Agreement by and between the Registrant and Fisher

         Scientific Company, dated September 10, 1996. (11)+

10.34 Employment Agreement between the Registrant and Leonard R. Prange dated September 9, 1996. (4)(9)

10.35 Security Agreement dated as of February 11, 1997 between the Registrant and Oncometrics Imaging Corp. (16)

10.36 Promissory Note dated as on February 11, 1997 made by the Registrant in favor of Oncometrics Imaging Corp. evidencing indebtedness in the original principal amount of $500,000. (16)

10.37 Convertible Promissory Note made as of February 19, 1997 by the Registrant in favor of Robert L. Priddy and Edmund H. Shea, Jr. as Payees evidencing indebtedness in the original principal amount of $6.0 million. (16)

10.38 Loan Agreement dated as of February 19, 1997 among the Registrant and Robert L. Priddy and Edmund H. Shea, Jr. (16)

10.39 Agency Agreement between the Registrant and Commonwealth Associates dated as of March 3, 1997. (16)

10.40 Warrant Agreement among the Registrant, Commonwealth Associates and American Stock Transfer and Trust Company as transfer agent relating to Warrants to purchase an aggregate of 850,000 shares of Common Stock dated March 13, 1997. (16)

10.41 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common Stock issued to several investors in a private placement consummated March 13, 1997.
         (16)

10.42 Form of Subscription Agreement between the Registrant and several investors in the private placement consummated on March 13, 1997. (16)

10.43 Form of 12% Convertible Promissory Note evidencing indebtedness in the original aggregate principal amount of $8.5 million made by the Registrant in favor of several investors in the private placement consummated on March 13, 1997. (16)

10.44 Form of Warrant to Purchase Common Stock dated February 23, 1998 between the Registrant and Commonwealth Associates representing an aggregate of 200,000 Common Stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12% Convertible Promissory Notes.

10.45 Manufacturing and License Agreement dated December 30, 1996, between the Registrant and Salcom S.r.l. (16)

10.46 Asset Purchase Agreement dated as of March 3, 1997 between the Registrant and Difco Microbiology Systems, Inc. (13)

10.47 Manufacturing Agreement dated as of March 3, 1997 among the Registrant, Difco Laboratories Incorporated, a Michigan corporation, and Difco Laboratories Incorporated, a Wisconsin corporation, as amended by Amendment No. 1 dated as of March 10, 1997. (16)

10.48 Transition Services and Facilities Agreement dated as of March 3, 1997 between the Registrant and Difco Laboratories Incorporated, a Michigan corporation. (16)

10.49 Base Media License Agreement dated as of March 3, 1997 between the Registrant and Difco Laboratories Incorporated. (16)

10.50    Sale and Leaseback Agreement between the Registrant and Leasetec, Inc.
         (8)

10.51 License Agreement dated July 6, 1994, between the Registrant, Vanellus AB, and Uppsala Bildbehandlings AB. (1)

10.52 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $64,409.20. (4)(16)

10.53 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $100,000. (4)(16)

10.54 O.E.M Supply Agreement between the Registrant and Leica Microscopie und Systems GmbH dated as of May 26, 1996. (17)

10.55 Manufacturing and Supply Agreement between the Registrant and RELA, Inc. dated as of May 26, 1997. (17)

10.56 Equipment Loan and Security Agreement dated as of September 23, 1997 between the Registrant and Transamerica Business Credit Corporation.
         (17)

10.57 Promissory Note No. 1 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.58 Promissory Note No. 2 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.59 Promissory Note No. 3 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.60 Loan and Security Agreement dated October 24, 1997 between the Registrant as Borrower and Transamerica Business Credit Corporation as Lender, and Schedule thereto.

10.61 Revolving Credit Note dated October 24, 1997 in the original principal amount of $4,000,000 by the Registrant in favor of Transamerica Business Credit Corporation.

10.62 Depository Account Agreement dated October 24, 1997 among Transamerica Business Credit Corporation, the Registrant and Bank One, N.A. (incorporated by reference to Exhibit 10.60 filed herewith).

10.63 Patent and Trademark Security Agreement dated as of October 24, 1997 between the Registrant and Transamerica Business Credit Corporation.

10.64 Security Agreement in Copyrighted Works dated as of October 24, 1997 between the Registrant and Transamerica Business Credit Corporation.

10.65 Promissory Note made August 18, 1997 by the Registrant in favor of Robert L. Priddy representing indebtedness in the original principal amount of $500,000.

10.66    Security Agreement dated as of August 18, 1997 between the

         Registrant as Debtor and Robert L. Priddy as Secured Party.

10.67 Warrant Agreement dated as of August 18, 1997 between the Registrant and Robert L. Priddy representing warrants to purchase 50,000 shares of Common Stock.

10.68 Promissory Note made February 2, 1998 by the Registrant in favor of Robert L. Priddy representing indebtedness in the original principal amount of $1,000,000.

10.69 Security Agreement dated as of February 2, 1998 between the Registrant as Debtor and Robert L. Priddy as Secured Party.

10.70 Warrant Agreement dated as of February 2, 1998 between the Registrant and Robert L. Priddy representing warrants to purchase 100,000 shares of Common Stock.

10.71 Description of Compensation Arrangements effective January 30, 1998 for Paul F. Lavallee, the Registrant's Chairman, Chief Executive Officer and President. (4)

10.72 Agency Agreement dated as of February 13, 1998, as amended by Amendment No. 1 dated as of February 23, 1998, between the Registrant and Commonwealth Associates pertaining to a Note Exchange Offer.

10.73 Warrant Agreement dated as of February 23, 1998 between the Company and Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 Common Stock purchase Warrants issued to investors in a Note Exchange Offer.
         (15)

10.74 Warrant Agreement dated March 19, 1998 between the Registrant and Commonwealth Associates representing an aggregate of 350,000 Common Stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer.

10.75 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between the Registrant and each of the investors in a Note Exchange Offer. (15)

10.76 Agency Agreement dated as of March 12, 1998, as amended by Amendment No. 1 dated as of March 19, 1998, between the Registrant and Commonwealth Associates pertaining to a private placement.

10.77 Warrant Agreement dated as of March 19, 1998, as amended by Amendment No. 1 dated as of March 23, 1998, between the Registrant and Commonwealth Associates pertaining to an aggregate of 8,686,667 Common Stock purchase Warrants issued to investors in a private placement.

10.78 Form of Warrant Certificate representing an aggregate of 8,686,667 Common Stock purchase Warrants issued to investors in a private placement in March 1998.

10.79 Form of Warrant to Purchase Common Stock dated March 19, 1998 or March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 Common Stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement.

10.80 Form of Subscription Agreement and Registration Rights Agreement dated March 19, 1998 or March 23, 1998 between the Registrant and each of the investors in a private placement.

10.81 Second Amendment dated August 31, 1997 to O.E.M. Supply Agreement between Olympus America, Inc., Precision Instrument division and the Registrant dated May 31, 1996.

22.1     Subsidiaries of the Registrant.

23.1     Consent of KPMG Peat Marwick LLP.

23.2     Consent of Coopers & Lybrand LLP

27.1     Financial Data Schedule

27.2     Financial Data Schedule

27.3     Financial Data Schedule

27.4     Financial Data Schedule

27.5     Financial Data Schedule

27.6     Financial Data Schedule

27.7     Financial Data Schedule

27.8     Financial Data Schedule

27.9     Financial Data Schedule
----------------

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

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-07681), filed with the Commission on July 3, 1996.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 3, 1997.

(14) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997.

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(17) Incorporated by reference to Registrant's Quarterly Report on From 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on From 10-QSB for the quarter ended September 30, 1997.