Form 10-Q
period 1998-03-31
ACCUMED INTERNATIONAL INC
filed 1998-05-15
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number: 0-20652

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

                900 N. Franklin St., Suite 401, Chicago, IL 60610
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (312) 642-9200
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


       The registrant had 31,497,780 shares of common stock outstanding as of May 11, 1998.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Page
                                                                         Number
                                                                         ----
PART I. FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements

            Consolidated Balance Sheets -
                March 31, 1998  and December 31, 1997 ..................   1

            Consolidated Statements of Operations -
                Three Months Ended March 31, 1998 and 1997 .............   2

            Consolidated Statements of Cash Flow -
                Three Months Ended March 31, 1998 and 1997 .............   3

            Notes to Consolidated Financial Statements .................   4

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................   8

PART II.OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K ...........................  11

SIGNATURES .............................................................  13

                         PART I - FINANCIAL INFORMATION
                           ACCUMED INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  (unaudited)             (audited)
                                                  -------------         -------------
                    ASSETS                       March 31, 1998         Dec. 31, 1997
                                                  ------------           ------------
CURRENT ASSETS
   Cash and cash equivalents                      $  4,355,279           $    469,639
   Accounts receivable, net                          4,993,448              4,664,152
   Prepaid expenses and deposits                       281,847                183,817
   Production inventory                              3,425,247              3,464,190

                                                  ------------           ------------
      TOTAL CURRENT ASSETS                          13,055,821              8,781,798
                                                  ------------           ------------

FIXED ASSETS, NET                                    4,736,867              5,178,528
                                                  ------------           ------------

Notes Receivable                                       164,199                164,199
Deferred Financing Costs                               254,924                640,224
Purchased Technology                                 4,810,739              4,950,753
Other Assets                                           736,839                833,215
                                                  ------------           ------------

                                                  $ 23,759,389           $ 20,548,717
                                                  ============           ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  3,708,031           $  3,590,022
   Payroll and related accruals                        256,400                458,794
   Accrued interest                                    103,000                441,100
   Other current liabilities                           802,188                660,842
   Notes payable                                     1,598,019              1,888,273
   Long term debt, current portion                     754,200                700,000
                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                      7,221,838              7,739,031
                                                  ------------           ------------

Warranty reserves, non-current                         467,299                467,299
Long term debt                                       6,396,668             11,454,755
Minority interest                                       78,555                154,560
                                                  ------------           ------------
                                                     6,942,522             12,076,614
                                                  ------------           ------------
STOCKHOLDERS' EQUITY
   Preferred stock, series A convertible             5,604,030                     --
   Common stock, $0.01 par value                       314,581                227,289
   Additional paid-in capital                       57,919,028             51,953,823
   Accumulated other comprehensive income               22,586                 22,586
   Accumulated deficit                             (54,048,459)           (51,253,889)
   Treasury stock                                     (216,737)              (216,737)

                                                  ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                     9,595,029                733,072
                                                  ------------           ------------

                                                  $ 23,759,389           $ 20,548,717
                                                  ============           ============


     See accompanying notes to condensed consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                      UNAUDITED
                                                         -----------------------------------
                                                             1998                   1997
                                                         ------------           ------------
SALES                                                    $  5,685,189           $  3,049,414
COST OF SALES                                              (3,137,746)            (1,491,600)
                                                         ------------           ------------
                 Gross profit (loss)                        2,547,443              1,557,814
                                                         ------------           ------------

OPERATING EXPENSES:
                 General and administrative                 1,735,913              1,859,995
                 Research and development                   1,039,452              1,153,784
                 Goodwill writeoff                                 --              3,582,068
                 Sales and marketing                          920,812                975,217
                                                         ------------           ------------
TOTAL OPERATING EXPENSES                                    3,696,177              7,571,064
                                                         ------------           ------------

OPERATING INCOME (LOSS)                                    (1,148,734)            (6,013,250)
                                                         ------------           ------------

OTHER INCOME (EXPENSE):
                 Interest expense                            (563,866)              (199,898)
                 Other income (expense)                        86,110                 49,751
                                                         ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                 (477,756)              (150,147)
                                                         ------------           ------------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            (1,626,490)            (6,163,397)

INCOME TAX EXPENSE                                                 --                     --
                                                         ------------           ------------

LOSS BEFORE EXTRAORDINARY ITEM                             (1,626,490)            (6,163,397)

EXTRAORDINARY ITEM - DEBT EXTINGUISHMENT LOSS              (1,168,080)                    --
                                                         ------------           ------------

                        NET LOSS                         $ (2,794,570)          $ (6,163,397)
                                                         ============           ============

BASIC LOSS PER SHARE BEFORE EXTRAORDINARY ITEM           $      (0.06)          $      (0.29)

EXTRAORDINARY LOSS FROM DEBT EXTINGUISHMENT                     (0.05)                    --
                                                         ------------           ------------

BASIC NET LOSS PER SHARE                                 $      (0.11)          $      (0.29)
                                                         ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 24,496,064             20,999,058
                                                         ============           ============



     See accompanying notes to condensed consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                     UNAUDITED
                                                                         ----------------------------------
                                                                             1998                  1997
                                                                         ------------          ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                    $ (2,794,570)         $ (6,163,397)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                         857,915               259,724
        Debt extinguishment loss                                            1,168,080                    --
        Write-off of impaired goodwill                                             --             3,582,068
        Minority interest                                                     (76,005)               (7,839)
        Non-cash gain on settlement                                                --                22,272
        Changes in assets and liabilities:
           Decrease (Increase) in accounts receivable                        (329,296)              335,113
           Decrease (Increase) in prepaid expenses and deposits               (98,030)             (110,171)
           Decrease (Increase) in production inventory                         38,943              (456,346)
           Decrease (Increase) in other assets                                (37,810)             (630,880)
           Increase in accounts payable                                       (74,991)               21,322
           Increase (Decrease) in other current liabilities                   (70,118)               39,545
           Increase (Decrease) in warranty reserves                                --              (102,665)
                                                                         ------------          ------------
CASH USED IN OPERATING ACTIVITIES                                          (1,415,882)           (3,211,254)
                                                                         ------------          ------------

INVESTING ACTIVITIES:
    Purchase of fixed assets                                                  (76,254)             (275,153)
    Acquisition of business, net                                                   --            (6,000,000)
                                                                         ------------          ------------
CASH USED IN INVESTMENT ACTIVITIES                                            (76,254)           (6,275,153)
                                                                         ------------          ------------

FINANCING ACTIVITIES:
    Proceeds from issuances of common stock, net                            4,865,117                38,097
    Proceeds from issuance of note payable                                  1,000,000                    --
    Notes receivable (issued) collected                                            --               (13,150)
    Payment of capital lease obligation                                            --               (24,557)
    Proceeds from issuance of notes payable                                        --             8,500,000
    Proceeds from bridge loan                                                      --             6,000,000
    Payment of notes payable and bridge loan                                 (487,341)           (6,188,455)
                                                                         ------------          ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                       5,377,776             8,311,935
                                                                         ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,885,640            (1,174,472)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              469,639             2,801,359
                                                                         ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  4,355,279          $  1,626,887
                                                                         ============          ============


     See accompanying notes to condensed consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements

        In the opinion of the management of AccuMed International, Inc. and Subsidiaries ("the Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1997.


2. Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated. Although management has committed to a plan of disposition of the microbiology business segment, stockholder approval os such disposition is required and accordingly as of March 31, 1998 the results of operations of the microbiology business segment have not been treated as a discontinued operation.

        During the quarter ended march 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive loss for the quarters ended March 31, 1998 and 1997 consisted of the following:

                                                      1998                1997
                                                   ----------          ----------
Net loss                                           $(2,794,570)       $(6,163,297)
Other comprehensive income (loss)
  Foreign currency translation adjustments                  --            (19,150)
                                                   -----------        -----------
Comprehensive loss                                 $(2,794,570)       $(6,182,547)
                                                   ===========        ===========

3. Inventories

Inventories are summarized as follows:      March 31,         December 31,
                                              1998                1997
                                           ----------          ----------
Raw material and packaging                 $1,164,084          $  999,561
Finished good and work in process           2,261,163           2,464,629
                                           ----------          ----------
Total inventories                          $3,425,247          $3,464,190
                                           ----------          ----------

4. Debt Conversion

        On February 23, 1998, the Company exchanged $5,275,000 in principal amount of its Convertible Notes plus accrued interest thereon of $329,030 for 1,245,340 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and 5-year warrants to purchase 1,245,340 shares of Common Stock at an exercise price of $1.125 per share. The Preferred Stock is convertible into 4,981,360 shares of Common Stock at a conversion price of $1.125 per share. The Company intends to register the resale of the shares of Common Stock underlying the Preferred Stock and Warrants with the Securities and Exchange Commission during 1998.

        Related to the debt conversion, the Company incurred an extraordinary loss of $1,168,080, include stock, warrants and fees paid to the placement agent, warrants issued as an inducement to the converting noteholders, accounting fees, and the write-off of a proportional amount of deferred financing costs associated with the issuance of the convertible notes. The placement agent received fees of $175,000, 50,000 shares of Common Stock valued at $40,000, 7-year warrants to purchase 350,000 shares of Common Stock at $1.125 per share valued at $84,000, and repricing of previously issued 4-year warrants to purchase 200,000 shares of Common Stock at an exercise price of $3.125 per share to $1.125 per share, valued at $26,000. The converting noteholders received 5-year warrants to purchase 1,245,340 shares of Common Stock at an exercise price of $1.125 per share, valued at $37,380.

        The Company utilized the Black-Scholes pricing model to determine the fair value of warrants issued. The following assumptions were incorporated into the model: risk-free rate - 6%, expected volatility - 20%, and expected dividend zero. The risk-free rate is determined based on the interest rate of U.S. government treasury obligations with a maturity date comparable to the life of the warrant issued. Other assumptions, relating to warrant life, strike price and stock price, are determined at the date the warrant was issued.

5. Private Placement

        On March 19 and March 23, 1998, the Company consummated a private placement of 8,686,666 shares of Common Stock and 7-year warrants to purchase an aggregate of 8,686,666 shares of Common Stock at an exercise price of $0.75 per share for gross proceeds of $6,515,000, including $1,000,000 in notes payable converted into Common Stock, and net proceeds of $5,864,000 after payment of fees, commissions and expenses related thereto.

        Such securities were sold in units (the "Units"), each Unit consisting of 133,33 shares of Common Stock, and seven-year warrants to purchase 133,333 shares of Common Stock at an exercise price of $0.75 per share (the "Unit Warrants"). The Company intends to register the resale of the outstanding Common Stock and the Common Stock underlying the Warrants with the Securities and Exchange Commission.

        The Company has insufficient authorized and unissued shares of Common Stock to reserve for issuance upon exercise of all of the Unit Warrants. If the Company does not have such sufficient shares of Common Stock reserved on or prior to July 15, 1998, each holder of such Unit Warrants will be entitled to receive, at its option, in exchange for its Unit Warrants, shares of the Company's Series C Convertible Preferred Stock (the "Series C Preferred"), par value $0.01 per share, convertible into the number of shares of Common Stock issuable upon exercise of the Unit Warrants, upon payment in cash in the amount of the warrant exercise price in effect at the time of such exchange.

        Holders of Series C Preferred, if issued, will receive a cash dividend of $0.16 per annum per share of Common Stock issuable upon conversion of its shares of Series C Preferred, payable quarterly in arrears, until such time, if any, as there is sufficient number of authorized and unissued shares of Common Stock reserved for issunace upon conversion in full of all shares of Series C Preferred issued in exchange for the Unit Warrants.

        If the Common Stock is delisted from The Nasdaq Stock Market at any time on or prior to December 31, 1998, original purchasers of the Units will be entitled to receive, at their option, in exchange for the Units, units (the "Alternate Units"), each Alternate Unit consisting of (i) shares of Series B Convertible Preferred Stock, par value $0.01 per share of the Company (the "Series B Preferred") having an aggregate stated value of $100,000, convertible into shares of Common Stock at an initial conversion price of $0.75 per share, and (ii) warrants (the "Alternate Warrants") exercisable to purchase the number of shares of Common Stock issuable upon exercise of the Unit Warrants at the same initial Unit Warrant Exercise price.

        The Series B Preferred, if issued, will be immediately convertible at the option of the holder into shares of Common Stock at the Series B Conversion Price. If the Company does not have sufficient authorized and unissued shares of Common Stock available to reserve for issuance upon conversion of all shares of Series B Preferred, each holder of Series B Preferred will be entitled to receive a cash dividend of 16% per annum on the Series B Stated Value, payable quarterly in arrears, until such time, if any, as there are sufficient authorized and unissued shares reserved for issuance upon exercise in full of the Series B Preferred issued in the Alternate Units.

6. Supplemental Disclosures of Cash Flow Information


                                                                            3 Months ended March 31,
                                                                         ------------------------------
                                                                            1998               1997
                                                                         ----------          ----------
OPERATING ACTIVITIES
    Interest paid                                                        $  421,618          $  153,898
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Deposit reclassified to fixed assets                                 $  140,000                  --

        The Company extinguished debt with a carrying value of $4,818,800 through the issuance of preferred stock and warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000.

        The Company satisfied its obligation under a $1,000,000 note payable through the issuance of 1,333,333 shares of common stock.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the development and marketing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The Company markets products in two business segments: 1) Microbiology proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents, and 2) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears.

OVERVIEW

        The Company's primary focus is on the development and marketing of computer-aided diagnostic imaging systems for the cytopathology laboratory marketplace. The Company's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that improve efficiency and reduce costs while achieving significant improvements in disease detection.

        On March 5, 1998, the Company announced that the Board of Directors has authorized management to seek buyers for those aspects of the Company's business that do not contribute to the development and marketing of an integrated product line of imaging-based cytopathology systems and testing procedures. The Company has received inquiries from numerous parties who have expressed interest in acquiring the Company's microbiology business. Several offers have been received and are being reviewed. The Board and management believe that the Company's future depends on the success of the cytopathology product line and directly related technology. The divestiture would allow the Company to commit resources to support and market the cytopathology product line. On January 20, 1998, the Board voted not to complete the equity carve-out of the research and development portion of its cytopathology business as previously announced.

RESULT OF OPERATIONS

        Sales revenues for the quarter ended March 31, 1998 increased 86% to $5,685,000 compared to $3,049,000 for the quarter ended March 31, 1997. This increase is due entirely to additional sales in the microbiology product line, including a full quarter of sales of the ESP Culture System II product line (the "ESP Product Line") in the 1998 quarter. The ESP product line was acquired March 3, 1997, and accordingly, was included in results of operations for the 1997 quarter starting on that date.

        Cost of sales increased from $1,492,000 in the first quarter of 1997 to $3,138,000 in the first quarter of 1998, reflecting the increased sales volume in the microbiology product line, and $160,000 of non-capitalizable manufacturing expenses related to the cytopathology product line.

        General and administrative expenses decreased 7%, declining from $1,860,000 in the first quarter of 1997 to $1,736,000 in the comparable 1998 quarter. While staffing and professional fees were reduced for 1998, these saving were somewhat offset by costs associated with consolidation of operations in the microbiology product line.

        Interest expense of $200,000 in the first quarter of 1997 reflected amounts accrued on the bridge loan for the ESP product line acquisition and the Convertible Notes issued in March 1997. The interest expense for the first quarter of 1998 of $564,000 reflected interest on the Company's equipment loan, revolving line of credit, and Convertible Notes, including non-cash amortization of deferred financing costs.

        Research and development expenses decreased 10% from $1,154,000 in the first quarter of 1997 to $1,039,000 in the first quarter of 1998 due primarily to decreased spending in the microbiology area.

        The $3,582,000 goodwill write-off in the first quarter of 1997 is due to contingent consideration associated with the AccuMed, Inc. merger written off as an impaired asset.

        Sales and marketing expenses decreased 6% from $975,000 in the first quarter of 1997 to $921,000 in the first quarter of 1998 due to decreased marketing efforts for the cytopathology product line.

        For the three month period ended March 31, 1998, the Company incurred a $1,168,000 extraordinary loss related to the conversion of par value $5,275,000 of Convertible Notes and $329,030 in accrued interest thereon into 1,245,340 shares of Series A Convertible Preferred stock. Of the total expense, $193,000 represented cash fees and expenses.

        Net loss decreased from $6,163,000 for the first quarter of 1997 to $2,795,000 for the first quarter of 1998, due to increased sales volume and related gross margins together with decreased operating expenses. Also, the 1997 quarter included a non-cash write-off of $3,582,000 relating to impaired goodwill. Net loss per share for the quarter ended March 31, 1998 was $0.11 compared to a net loss per share of $0.29 for the quarter ending March 31, 1997. Weighted average shares outstanding for the first quarter 1998 and 1997 were 24,496,000 and 20,999,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop and market new cytopathology products. The Company intends to continue expending substantial funds for research and product development, as well as scale-up of manufacturing capacity, reduction of accounts payable and other working capital and general corporate purposes. The Company believes that current cash balances and internally generated funds, including the potential sale of the

Company's microbiology product line, will be sufficient to finance the Company's projected operations through at least the next 12 months.

        The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its public offerings of securities to fund its cash requirements. From the initial public offering in October 1992 through March 31, 1998, the Company has raised approximately $49,000,000 in aggregate net proceeds from public offerings and private placements of securities. The Company's most recent private placement, closed in March 1998, raised cash proceeds of $5,515,000 and net cash proceeds of $4,864,000 after payment of fees and commissions. It resulted from the issuance of 8,686,666 shares of common stock and seven-year warrants to purchase 8,686,666 shares of Common Stock at an exercise price of $1.125 per share. During the first quarter of 1998, the Company also received an aggregate of $48,000 upon the exercise of certain stock options and warrants.

        In February 1998, the Company exchanged $5,275,000 in principal amount of its Convertible Notes plus accrued interest thereon of $329,000 for 1,245,340 shares of Series A Convertible Preferred Stock (convertible into 4,981,360 shares of Common Stock at a conversion price of $1.125 per share) and five-year warrants exercisable to purchase 1,245,340 shares of Common Stock at $1.125 per share. As a result of this exchange, the Company's net tangible assets increased by about $4,700,000 and its interest expense will be reduced by about $1,294,000 through March 2000. The balance of $3,225,000 of the Convertible Notes remains outstanding and unaffected by this exchange.

        The Company's long term debt consists principally of: 1) $2,900,000 of unsecured Convertible Notes, net of a discount of $325,000 due March, 2000, and
2) a $3,900,000 secured note payable, net of a discount of $160,000, payable in 48 equal monthly installments of principal and interest of $113,400 through September 2001, with a balloon payment of $675,000 due October 31, 2001. This loan bears interest at 14.5%. The Company has a one-year revolving credit facility under which the Company may borrow up to $4,000,000 based on the amount of eligible trade receivables. The credit line under this arrangement was $1,851,000 based on borrowing base calculations at March 31, 1998, of which $268,000 was unused. The interest rate on the credit line is the higher of the highest prime rate plus 2.5% or 9% (11% at March 31, 1998).

        The Company currently has no commitments with respect to sources of additional financing. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders.

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


                                    PART II.
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are filed herewith:

               27.1 Financial Data Schedule

        (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended March 31, 1998: 1. On January 7, 1998, Amendment No. 6 to Current Report on Form 8-K/A dated March 3, 1997: Item 2 - Acquisition or Disposal of Assets - reporting the acquisition of the ESP Culture System II product line, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

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

        3.      Notes to the Pro Forma Condensed Consolidated Financial
                Statements.

        2. On March 20, 1998, Current Report on Form 8-K/A dated February 23, 1998: Item 5 - Other Events - reporting the exchange of certain convertible notes and interest thereon for convertible preferred stock and warrants and private placement of common stock and warrants, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

(b) Pro Forma Financial Information:

        AccuMed International, Inc.:

        1.      Pro Forma Condensed Consolidated Balance Sheet as of February
                28, 1998.
        2. Pro Forma Condensed Consolidated Statement of Operations for the two months ended February 28, 1998.
        3.      Notes to Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACCUMED INTERNATIONAL, INC.

                                   /s/ Leonard R. Prange
                                   ---------------------------------------
                                   Leonard R. Prange
                                   Chief Financial Officer and
                                   Chief Operating Officer

Date:  May 15, 1998

                                Index to Exhibits


Exhibit No.                     Description of Exhibit
-----------                     ----------------------
   27.1                         Financial Data Schedule