Form 10-Q
period 1998-06-30
ACCUMED INTERNATIONAL INC
filed 1998-08-14
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998.

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

                                 (312) 642-9200
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


        The registrant had 5,485,453 shares of common stock outstanding as of August 11, 1998.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            Number
                                                                            ------
 PART I. FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -

                      June 30, 1998 and December 31, 1997 .........           1

                  Condensed Consolidated Statements of Operations -

                      Three Months and Six Months
                         Ended June 30, 1998 and 1997 .............           2

                  Condensed Consolidated Statements of Cash Flow -

                      Six Months Ended June 30, 1998 and 1997 .....           3

                  Notes to Consolidated Financial Statements ......           4

  Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........           8

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Securityholders ......          12

  Item 6. Exhibits and Reports on Form 8-K ........................          12

SIGNATURES ........................................................          14

                         PART I - FINANCIAL INFORMATION
                          ACCUMED INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     UNAUDITED                 AUDITED
                                                                ---------------------   ---------------------
                           ASSETS                                  June 30, 1998           Dec. 31, 1997
                                                                ---------------------   ---------------------


CURRENT ASSETS
  Cash and cash equivalents                                     $          1,531,202    $            469,639
  Accounts receivable, net                                                 4,016,010               4,664,152
  Prepaid expenses and deposits                                              569,113                 183,817
  Production inventory                                                     4,579,241               3,464,190
                                                                ---------------------   --------------------
     TOTAL CURRENT ASSETS                                                 10,695,566               8,781,798
                                                                ---------------------   ---------------------

FIXED ASSETS, NET                                                          4,100,503               5,178,528
                                                                ---------------------   ---------------------

Notes receivable                                                             164,199                 164,199
Deferred financing costs                                                     226,524                 640,224
Purchased technology                                                       5,381,823               4,950,753
Other assets                                                                 756,193                 833,215
                                                                ---------------------   ---------------------

                                                                $         21,324,808    $         20,548,717
                                                                =====================   =====================

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $          2,774,505    $          3,590,022
  Payroll and related accruals                                               236,400                 458,794
  Accrued interest                                                           203,344                 441,100
  Other current liabilities                                                  675,300                 660,842
  Notes payable                                                            1,382,202               1,888,273
  Long term debt, current portion                                            766,800                 700,000
                                                                ---------------------   ---------------------
     TOTAL CURRENT LIABILITIES                                             6,038,551               7,739,031
                                                                ---------------------   ---------------------

Warranty reserves, non-current                                               430,626                 467,299
Long term debt                                                             6,533,980              11,454,755
Minority interest                                                                  -                 154,560
                                                                ---------------------   ---------------------
                                                                           6,964,606              12,076,614
                                                                ---------------------   ---------------------
STOCKHOLDERS' EQUITY
  Preferred stock, series A convertible                                    4,329,466                       -
  Common stock, $0.01 par value                                               52,500                 227,289
  Additional paid-in capital                                              59,545,414              51,953,823
  Accumulated other comprehensive income                                      20,774                  22,586
  Accumulated deficit                                                    (55,409,766)            (51,253,889)
  Treasury stock                                                            (216,737)               (216,737)
                                                                ---------------------   ---------------------
     TOTAL STOCKHOLDERS' EQUITY                                            8,321,651                 733,072
                                                                ---------------------   ---------------------

                                                                $         21,324,808    $         20,548,717
                                                                =====================   =====================

     See accompanying notes to condensed consolidated financial statements.

                       ACCUMED INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                                      SIX MONTHS ENDED JUNE 30,                  THREE MONTHS ENDED JUNE 30,
                                               ----------------------------------------    ---------------------------------------
                                                     1998                  1997                  1998                  1997
                                               -----------------    -------------------    ------------------    -----------------

SALES                                          $     10,533,683     $        9,243,302     $       4,848,494     $      6,193,888
COST OF SALES                                        (6,040,635)            (5,573,855)           (2,902,889)          (4,082,255)
                                               -----------------    -------------------    ------------------    -----------------
    Gross profit (loss)                               4,493,048              3,669,447             1,945,605            2,111,633
                                               -----------------    -------------------    ------------------    -----------------

OPERATING EXPENSES:
    General and administrative                        3,261,226              4,446,983             1,525,313            2,586,988
    Research and development                          1,854,496              2,299,275               815,044            1,145,491
    Goodwill writeoff                                         -              3,582,068                     -                    -
    Sales and marketing                               1,688,017              2,090,423               767,205            1,115,206
                                               -----------------    -------------------    ------------------    -----------------
TOTAL OPERATING EXPENSES                              6,803,739             12,418,749             3,107,562            4,847,685
                                               -----------------    -------------------    ------------------    -----------------

OPERATING INCOME (LOSS)                              (2,310,691)            (8,749,302)           (1,161,957)          (2,736,052)
                                               -----------------    -------------------    ------------------    -----------------

OTHER INCOME (EXPENSE):
    Interest expense                                   (924,609)            (2,488,042)             (360,743)          (2,288,144)
    Other income (expense)                              247,503                239,952               161,393              190,151
                                               -----------------    -------------------    ------------------    -----------------
TOTAL OTHER INCOME (EXPENSE)                           (677,106)            (2,248,090)             (199,350)          (2,097,993)
                                               -----------------    -------------------    ------------------    -----------------

LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                               (2,987,797)           (10,997,392)           (1,361,307)          (4,834,045)

INCOME TAX EXPENSE                                            -                      -                     -                    -
                                               -----------------    -------------------    ------------------    -----------------


    LOSS BEFORE EXTRAORDINARY ITEM                   (2,987,797)           (10,997,392)           (1,361,307)          (4,834,045)

EXTRAORDINARY ITEM - DEBT EXTINGUISHMENT LOSS        (1,168,080)                     -                     -                    -
                                               -----------------    -------------------    ------------------    -----------------

            NET LOSS                           $     (4,155,877)    $      (10,997,392)    $      (1,361,307)    $     (4,834,045)
                                               =================    ===================    ==================    =================

BASIC LOSS PER SHARE BEFORE
    EXTRAORDINARY ITEM                         $          (0.64)    $            (3.09)    $           (0.25)    $          (1.38)

EXTRAORDINARY LOSS FROM DEBT EXTINGUISHMENT               (0.25)                     -                     -                    -
                                               -----------------    -------------------    ------------------    -----------------

BASIC NET LOSS PER SHARE                       $          (0.89)    $            (3.09)    $           (0.25)    $          (1.38)
                                               =================    ===================    ==================    =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            4,678,434              3,553,962             5,416,970            3,499,843
                                               =================    ===================    ==================    =================




 See accompanying notes to condensed consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                            UNAUDITED
                                                                            -----------------------------------------
                                                                                   1998                  1997
                                                                            --------------------  -------------------
 OPERATING ACTIVITIES:
     Net income (loss)                                                      $        (4,155,877)  $      (10,997,392)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                                 1,537,779            1,235,592
        Write-off of debt discount                                                            -            1,926,840
        Debt extinguishment loss                                                      1,168,080                    -
        Write-off of impaired goodwill                                                        -            3,582,068
        Minority interest                                                              (191,560)            (187,216)
        Non-cash gain on settlement                                                           -              (22,272)
        Changes in assets and liabilities:
          Decrease (Increase) in accounts receivable                                    331,710             (939,273)
          Decrease (Increase) in prepaid expenses and deposits                         (385,296)            (327,189)
          Decrease (Increase) in production inventory                                  (798,619)            (556,818)
          Decrease (Increase) in other assets                                            55,652              150,988
          Decrease (Increase) in deferred financing costs                                     -             (784,625)
          Increase (Decrease) in accounts payable                                      (909,517)           1,846,948
          Increase (Decrease) in other current liabilities                             (116,662)             239,367
          Increase (Decrease) in warranty reserves                                      (36,673)            (341,807)
                                                                            --------------------  -------------------
 CASH USED IN OPERATING ACTIVITIES                                                   (3,500,983)          (5,174,789)
                                                                            --------------------  -------------------

 INVESTING ACTIVITIES:
     Purchase of fixed assets                                                           (76,254)            (624,926)
     Purchase of Oncometrics stock                                                     (528,000)                   -
     Acquisition of business, net                                                             -           (6,000,000)
                                                                            --------------------  -------------------
 CASH USED IN INVESTMENT ACTIVITIES                                                    (604,254)          (6,624,926)
                                                                            --------------------  -------------------

 FINANCING ACTIVITIES:
     Proceeds from issuances of common stock, net                                     4,854,046              261,028
     Notes receivable (issued) collected                                                      -              (55,767)
     Payment of capital lease obligation                                                      -              (32,870)
     Proceeds from issuance of notes payable                                          1,362,550           10,015,000
     Proceeds from bridge loan                                                                -            6,000,000
     Payment of notes payable and bridge loan                                        (1,049,796)          (6,188,455)
                                                                            --------------------  -------------------
 CASH PROVIDED BY FINANCING ACTIVITIES                                                5,166,800            9,998,936
                                                                            --------------------  -------------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,061,563           (1,800,779)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       469,639            2,801,359
                                                                            --------------------  -------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $         1,531,202   $        1,000,580
                                                                            ====================  ===================

     See accompanying notes to condensed consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Preparation of Interim Financial Statements

        In the opinion of the management of AccuMed International, Inc. and Subsidiaries ("the Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1997.

2.      Basis of Presentation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

        In June 1998, the Company entered into a letter of intent to sell the Company's microbiology division under a plan approved by the Company's Board of Directors. Such sale is subject to stockholder approval and certain other approvals and other conditions to closing. The Company will present the operating results of the microbiology division as a discontinued operation after the proposed sale is approved by the stockholders.

        During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive loss consisted of the following:


                                                  6 Months Ended June 30,                     3 Months ended June 30,
                                            -----------------------------------           -----------------------------------
                                               1998                    1997                   1998                  1997
                                            ------------           ------------           ------------           ------------
Net loss                                    $ (4,155,877)          $(10,997,392)          $ (1,361,307)          $ (4,834,045)
Other comprehensive income (loss):
  Foreign currency translation
   adjustments                                    (1,812)                    --                 (1,812)                19,150
                                            ------------           ------------           ------------           ------------
Comprehensive loss                          $ (4,157,689)          $(10,997,392)          $ (1,363,119)          $ (4,814,895)
                                            ------------           ------------           ------------           ------------

3.      Reverse Stock Split

        On May 19, 1998, the stockholders and the Board of Directors approved a one-for-six reverse stock split, which was effected by amendment to the Certificate of Incorporation effective as of May 21, 1998. The reverse split effected all outstanding common shares and all stock options, warrants, convertible notes, convertible preferred stock and other commitments payable in shares of the Company's common stock. All references to per share information in the condensed consolidated financial statements and footnotes have been adjusted to reflect the stock split on a retroactive basis.

4.      Inventories


Inventories are summarized as follows:        June 30,         December 31,
                                               1998                1997
                                           -------------       -------------
Raw material and packaging                 $   1,660,708       $     999,561
Finished good and work in process              2,918,533           2,464,629
                                           -------------       -------------
Total inventories                          $   4,579,241       $   3,464,190
                                           -------------       -------------


5.      Debt Conversion

        On February 23, 1998, the Company exchanged $5,275,000 in principal amount of its Convertible Notes plus accrued interest thereon of $329,030 for 1,245,340 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and 5-year warrants to purchase 207,557 shares of Common Stock at an exercise price of $6.75 per share. The Preferred Stock is convertible into 830,227 shares of Common Stock at a conversion price of $6.75 per share. The Company has registered the resale of the shares of Common Stock underlying the Preferred Stock and Warrants with the Securities and Exchange Commission during 1998.

        Related to the debt conversion, the Company incurred an extraordinary loss of $1,168,080, including stock, warrants and fees paid to the placement agent, warrants issued as an inducement to the converting noteholders, accounting fees, and the write-off of a proportional amount of deferred financing costs associated with the issuance of the convertible notes. The placement agent received fees of $175,000, 8,334 shares of Common Stock valued at $40,000, 7-year warrants to purchase 58,334 shares of Common Stock at $6.75 per share valued at $84,000, and repricing of previously issued 4-year warrants to purchase 33,334 shares of Common Stock at an exercise price of $18.75 per share to $6.75 per share, valued at $26,000. The converting noteholders received 5-year warrants to purchase 207,557 shares of Common Stock at an exercise price of $6.75 per share, valued at $37,380.

        The Company utilized the Black-Scholes pricing model to determine the fair value of warrants issued. The following assumptions were incorporated into the model: risk-free rate - 6%, expected volatility - 20%, and expected dividend
- zero. The risk-free rate is determined based on the interest rate of U.S. government treasury obligations with a maturity date comparable to the life of the warrant issued. Other assumptions, relating to warrant life, strike price and stock price, are determined at the date the warrant was issued.

6.      Private Placement

        During March 1998, the Company consummated a private placement of 1,447,778 shares of Common Stock and 7-year warrants to purchase an aggregate of 1,447,778 shares of Common Stock at an exercise price of $4.50 per share for gross proceeds of $6,515,000, including $1,000,000 in notes payable converted into Common Stock, and net proceeds of $5,864,000 after payment of fees, commissions and expenses related thereto.

        Such securities were sold in units (the "Units"), each Unit consisting of 22,223 shares of Common Stock, and seven-year warrants to purchase 22,223 shares of Common Stock at an exercise price of $4.50 per share (the "Unit Warrants"). The Company has registered the resale of the outstanding Common Stock and the Common Stock underlying the Unit Warrants with the Securities and Exchange Commission.

        If the Common Stock is delisted from The Nasdaq Stock Market at any time on or prior to December 31, 1998, original purchasers of the Units will be entitled to receive, at their option, in exchange for the Units, units (the "Alternate Units"), each Alternate Unit consisting of (i) shares of Series B Convertible Preferred Stock, par value $0.01 per share of the Company (the "Series B Preferred"), having an aggregate stated value of $100,000 (the "Series B Stated Value"), convertible into shares of Common Stock at an initial conversion price of $4.50 per share (the "Series B Conversion Price"), and (ii) warrants (the "Alternate Warrants") exercisable to purchase the number of shares of Common Stock issuable upon exercise of the Unit Warrants at the same initial Unit Warrant exercise price. The Series B Preferred, if issued, will be immediately convertible at the option of the holder into shares of Common Stock at the Series B Conversion Price.

7.      Acquisition

        On June 29, 1998, the Company acquired the remaining 33% of the outstanding capital stock of Oncometrics Imaging Corp. ("Oncometrics") it did not already own. The Company paid $342,000 in cash and $342,000 in a convertible 18-month note bearing interest at a rate of 2% over the Canadian prime rate in exchange for the stock and a loan payoff to the seller of $154,000. The note is convertible, in whole or in part, into Common Stock of the Company at a price of $1.79 per share.

        The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The excess purchase price consists of $700,000 of purchased technology recorded on the condensed consolidated balance sheet in the current quarter. The operating results of Oncometrics have been included in the statement of operations from the date of acquisition.

        Oncometrics was formed in 1995 and is currently developing an automated instrument, using the Company's AcCell(TM) workstation, designed to be used in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides. Prototypes of the instrument are currently being tested with scientists at cancer research and patient care institutions.

8.      Supplemental Disclosures of Cash Flow Information


                                  6 Months ended June 30,
                              -------------------------------
                                   1998             1997
                              -------------     -------------
OPERATING ACTIVITIES
    Interest paid             $     730,335     $     153,898


        The Company extinguished debt with a carrying value of $4,818,800 through the issuance of preferred stock and warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000.

        The Company satisfied its obligation under a $1,000,000 note payable through the issuance of 222,223 shares of common stock.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        The Company is engaged in the development and marketing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The Company markets products in two business segments: 1) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears, and
2) Microbiology - proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents.

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

     On March 5, 1998, the Company announced that the Board of Directors has authorized management to seek buyers for those aspects of the Company's business that do not contribute to the development and marketing of an integrated product line of imaging-based cytopathology systems and testing procedures. The Company has entered into a letter of intent to sell the microbiology division under a plan subject to shareholder approval and other approvals and conditions to closing. The Board and management believe that the Company's future depends on the success of the cytopathology product line and directly related technology. The divestiture would allow the Company to commit resources to support and market the cytopathology product line. On January 20, 1998, the Board voted not to complete the equity carve-out of the research and development portion of its cytopathology business as previously announced.

    On May 19, 1998, the stockholders and the Board of Directors approved a one-for-six reverse stock split, which was effected by amendment to the Certificate of Incorporation effective as of May 21, 1998. The reverse split effected all outstanding common shares and all stock options, warrants, convertible notes, convertible preferred stock and other commitments payable in shares of the Company's common stock. All references to per share information in this discussion of financial condition and results of operations have been adjusted to reflect the stock split on a retroactive basis.

RESULTS OF OPERATIONS

     Sales revenues for the quarter ended June 30, 1998 decreased 22% to $4,848,000 compared to $6,194,000 for the quarter ended June 30, 1997. This decrease is due to a $807,000 decrease in the microbiology division, and a $538,000 decrease in the cytopathology division as compared to the same quarter of 1997.

        Cost of sales decreased from $4,082,000 in the second quarter of 1997 to $2,903,000 in the second quarter of 1998, reflecting the decreased sales volume in the microbiology division, and $150,000 of non-capitalizable manufacturing expenses related to the cytopathology division.

        General and administrative expenses decreased 41%, declining from $2,587,000 in the second quarter of 1997 to $1,525,000 in the comparable 1998 quarter. This reflects a reduction in staffing and professional fees in 1998, along with an absence of costs associated with consolidation of operations in the microbiology product line during 1997.

        Research and development expenses decreased 29% from $1,145,000 in the second quarter of 1997 to $815,000 in the second quarter of 1998 due primarily to decreased spending in the microbiology area.

        Sales and marketing expenses decreased 31% from $1,115,000 in the second quarter of 1997 to $767,000 in the second quarter of 1998 due to decreased marketing efforts for the cytopathology product line.

        Interest expense of $2,288,000 in the second quarter of 1997 reflected amounts accrued on the Convertible Notes issued in March 1997 and a write-off of $1,900,000 related to the "in the money" conversion feature of these notes. This write-off was recorded in the second quarter of 1997 because this was the period in which the notes became convertible. The interest expense for the second quarter of 1998 of $361,000 reflected interest on the Company's equipment loan, revolving line of credit, and Convertible Notes, including non-cash amortization of deferred financing costs.

        Net loss decreased from $4,834,000 for the second quarter of 1997 to $1,361,000 for the second quarter of 1998, due to a decrease in gross margins of $166,000 offset by a decrease in operating expenses of $1,740,000. Also, the 1997 quarter included a non-cash interest charge of $1,900,000 relating to the "in the money" conversion feature discussed above. Net loss per share for the quarter ended June 30, 1998 was $0.25 compared to a net loss per share of $1.38 for the quarter ending June 30, 1997. Weighted average shares outstanding for the second quarter 1998 and 1997 were 5,417,000 and 3,500,000, respectively.

        For the six month period ended June 30, 1998, the Company incurred a $1,168,000 extraordinary loss related to the conversion of par value $5,275,000 of Convertible Notes and $329,030 in accrued interest thereon into 1,245,340 shares of Series A Convertible Preferred Stock. Of the total expense, $193,000 represented cash fees and expenses.

        Net loss decreased from $10,997,000 for the six month period ended June 30, 1997 to $4,156,000 for the comparable 1998 period. The reduced loss is due to a decrease in operational expenses and interest expense totaling $7,186,000, increased gross margins of $824,000, and an extraordinary loss of in 1998 of $1,168,000.

     The net loss per share for the first six months of 1998 was $0.89 compared to $3.09 for the 1997 period. The loss per share for the current six-month period was about $0.29 per share less due to the increase in the weighted average shares outstanding for 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop and market new cytopathology products. The Company intends to continue expending substantial funds for research and product development, direct marketing efforts, reduction of accounts payable and other working capital and general corporate purposes. The Company believes that current cash balances and internally generated funds, including the potential sale of the Company's microbiology product lines, will be sufficient to finance the Company's projected operations through at least the next 12 months.

        The Company has been substantially dependent on the private placements of its debt and equity securities and the proceeds of its public offerings of securities to fund its cash requirements. From the initial public offering in October 1992 through June 30, 1998, the Company has raised approximately $49,000,000 in aggregate net proceeds from public offerings and private placements of securities.

        The Company's most recent private placement, closed in March 1998, raised cash proceeds of $5,515,000 and net cash proceeds of $4,864,000 after payment of fees and commissions. It resulted from the issuance of 1,447,778 shares of common stock and seven-year warrants to purchase 1,447,778 shares of Common Stock at an exercise price of $6.75 per share. During the first six months of 1998, the Company also received an aggregate of $48,000 upon the exercise of certain stock options and warrants.

        In February 1998, the Company exchanged $5,275,000 in principal amount of its Convertible Notes plus accrued interest thereon of $329,000 for 1,245,340 shares of Series A Convertible Preferred Stock (convertible into 830,227 shares of Common Stock at a conversion price of $6.75 per share) and five-year warrants exercisable to purchase 207,557 shares of Common Stock at $6.75 per share. As a result of this exchange, the Company's net tangible assets increased by about $4,700,000 and its interest expense will be reduced by about $1,294,000 through March 2000. The balance of $3,225,000 of the Convertible Notes remains outstanding and unaffected by this exchange.

        On June 29, 1998, the Company acquired the remaining one-third of the outstanding stock of Oncometrics Imaging Corp. ("Oncometrics") that it did not already own. The Company paid $342,000 in cash and $342,000 in a convertible 18-month note bearing interest at a rate of 2% over the Canadian prime rate in exchange for the stock and a loan payoff to the seller of $154,000. The note is convertible, in whole or in part, into Common Stock of the Company at a price of $1.79 per share.

        Oncometrics is developing a proprietary high resolution image cytometer that uses an AcCell(TM) workstation, a high-resolution digital camera and proprietary image processing and analysis software to analyze cell images from a microscope slide that has been stained using Oncometrics' proprietary staining method. Prototypes of the Oncometrics instrument have been developed that are capable of detecting and measuring small variations in cell nucleus DNA. The feasibility of the technology as it applies to the detection of early cancer in lung sputum has been demonstrated, which assists the cytotechnologist in detecting lung cancer in an early more curable stage of development. The Company believes that this technology may be potentially applied to other types of cancer, such as cervical cancer.

        The Company's long term debt consists principally of: 1) $3,100,000 of unsecured 12 % Convertible Notes, net of a discount of $125,000 due March, 2000, and 2) a $3,633,000 secured note payable, net of a discount of $145,000, payable in 48 equal monthly installments of principal and interest of $113,400 through September 2001, with a balloon payment of $675,000 due October 31, 2001. This loan bears interest at a rate of 14.5% per annum. The Company has a one-year revolving credit facility under which the Company may borrow up to $4,000,000 based on the amount of eligible trade receivables. The credit line under this arrangement was $1,488,000 based on borrowing base calculations at June 30, 1998, of which $100,000 was unused. The interest rate on the credit line is the higher of the highest prime rate plus 2.5% or 9% (11% at June 30, 1998).

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

                                    PART II.
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        A combined Annual and Special Meeting of Stockholders was held on May 19, 1998. At such meeting the following maters were approved. The persons named below were elected to serve one-year terms as directors:


                                              Voting Results (No. of Pre-Split Shares)
                                              -------------                ----------
   Director                    For               Against                    Withheld
----------------          -------------       -------------                ----------
Mark Banister                18,744,931                 -0-                   32,700
Harold Blue                  18,748,127                 -0-                   29,504
Donald Gaines                18,750,627                 -0-                   27,004
Jack Halperin                18,769,531                 -0-                    8,100
Paul Lavallee                18,765,031                 -0-                   12,600
Robert Priddy                18,767,131                 -0-                   10,500
Leonard Schiller             18,746,227                 -0-                   31,404


        Stockholders approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized Common Stock from 50,000,000 shares to 100,000,000 shares. The vote was as follows: 20,617,852 for, 1,012,095 against, 54,426 abstain and zero broker non-votes. The Board of Directors abandoned this proposal in favor of the reverse stock split described below.

        Stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a one-for-six reverse stock split on the outstanding shares of Common Stock. The vote was as follows: 20,840,050 for, 784,473 against, 59,850 abstain and zero broker non-votes.

        Stockholders approved a proposal to adopt the Company's 1997 Stock Option Plan that provides for the grant to employees, directors and consultants of the Company of options to purchase up to 1,350,000 (pre-split) shares of Common Stock. The vote was as follows: 20,509,605 for, 1,025,854 against, 148,914 abstain and zero broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are filed herewith:

               3.1 Certificate of Amendment to Certificate of Incorporation effecting a reverse stock split (incorporated by reference to the Company's Registration Statement on Form S-3 (Regis. No. 333-56393)) filed with the Securities and Exchange Commission on June 9, 1998.

               10.1 Agreement between the Company and Paul F. Lavallee and Gypsy Hill L.L.C. effective January 29, 1998.

               27.1 Financial Data Schedule

        (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended June 30,1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACCUMED INTERNATIONAL, INC.
                                   /s/ Leonard R. Prange
                                   ------------------------------------
                                   Leonard R. Prange
                                   Chief Financial Officer and .
                                   Chief Operating Officer

Date:  August 14, 1998

                                Index to Exhibits

     Exhibit No.                       Description of Exhibit
     -----------                       ----------------------

               3.1 Certificate of Amendment to Certificate of Incorporation effecting a reverse stock split (incorporated by reference to the Company's Registration Statement on Form S-3 (Regis. No. 333-56393)) filed with the Securities and Exchange Commission on June 9, 1998.

               10.1 Agreement between the Company and Paul F. Lavallee and Gypsy Hill L.L.C. effective January 29, 1998.

               27.1 Financial Data Schedule