Form 10-Q
period 1998-09-30
ACCUMED INTERNATIONAL INC
filed 1998-11-17
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934


                  For the quarterly period ended September 30, 1998.


                                       OR

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from    to     .
                                    ----   ----

                         Commission file number: 0-20652

                           ACCUMED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                              36-4054899
   --------------------------------                          ------------------
  (State or other jurisdiction                                (IRS Employer
   of incorporation or organization)                         Identification No.)

                900 N. Franklin St., Suite 401, Chicago, IL 60610
                    (Address of principal executive offices)

                                 (312) 642-9200
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No
                                      --    --

      The registrant had 5,485,453 shares of common stock outstanding as of November 13, 1998.

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

                Condensed Consolidated Balance Sheets -

                     September 30, 1998 and December 31, 1997  .  .  .  .  . . 1

                Condensed Consolidated Statements of Operations -

                     Three Months and Nine Months Ended
                          September 30, 1998 and 1997 .  .  .  .  .  .  .  .   2

                Condensed Consolidated Statements of Cash Flows -

                     Nine Months Ended September 30, 1998 and 1997 .  .  .  .  3

                Notes to Condensed Consolidated Financial Statements  .  .  .  4

  Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  .  .  .  .  .  . .  8

PART II.       OTHER INFORMATION

  Item 6.             Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .   12

SIGNATURES   .   .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

                        PART I - FINANCIAL INFORMATION
                         ACCUMED INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 UNAUDITED             AUDITED
                                               --------------      -------------
                 ASSETS                        SEPT. 30, 1998      DEC. 31, 1997
                                               --------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                   $    114,339        $    469,639
   Accounts receivable, net                       4,289,957           4,664,152
   Prepaid expenses                                 319,768             183,817
   Production inventory                           5,194,688           3,464,190
                                               ------------        ------------
      TOTAL CURRENT ASSETS                        9,918,752           8,781,798
                                               ------------        ------------

FIXED ASSETS, NET                                 3,655,305           5,178,528
                                               ------------        ------------

Notes receivable                                    164,199             164,199
Deferred financing costs                            196,824             640,224
Purchased technology                              5,244,573           4,950,753
Other assets                                        812,165             833,215
                                               ------------        ------------
                                               $ 19,991,818        $ 20,548,717
                                               ============        ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  2,519,842        $  3,590,022
   Payroll and related accruals                     120,000             458,794
   Accrued interest                                  94,865             441,100
   Other current liabilities                        753,924             660,842
   Notes payable                                  1,636,582           1,888,273
   Long term debt, current portion                  802,900             700,000
                                               ------------        ------------
      TOTAL CURRENT LIABILITIES                   5,928,113           7,739,031
                                               ------------        ------------

Warranty reserves, non-current                      430,626             467,299
Long term debt                                    6,289,139          11,454,755
Minority interest                                        --             154,560
                                               ------------        ------------
                                                  6,719,765          12,076,614
                                               ------------        ------------
STOCKHOLDERS' EQUITY
   Preferred stock, series A convertible          4,329,466                  --
   Common stock, $0.01 par value                     54,855             227,289
   Additional paid-in capital                    59,539,595          51,953,823
   Other comprehensive income                        14,783              22,586
   Accumulated deficit                          (56,378,022)        (51,253,889)
   Treasury stock                                  (216,737)           (216,737)
                                               ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY                  7,343,940             733,072
                                               ------------        ------------

                                               $ 19,991,818        $ 20,548,717
                                               ============        ============


     See accompanying notes to condensed consolidated financial statements.

                           ACCUMED INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
   ------------------------------------------------------------------------



                                                         THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                    ------------------------------------  -----------------------------------
                                                          1998                1997              1998                1997
                                                    -----------------   ----------------  ------------------  ---------------
SALES                                                $  4,917,491        $  4,914,004       $ 15,451,174        $ 14,157,306
COST OF SALES                                          (2,784,895)         (3,331,740)        (8,825,530)         (8,905,595)
                                                     ------------        ------------       ------------        ------------
    Gross profit                                        2,132,596           1,582,264          6,625,644           5,251,711
                                                     ------------        ------------       ------------        ------------

OPERATING EXPENSES:
    General and administrative                          1,666,923           1,833,732          4,928,149           6,280,715
    Research and development                              767,393           1,340,234          2,621,889           3,639,509
    Goodwill writeoff                                          --                  --                 --           3,582,068
    Sales and marketing                                   872,244           1,125,213          2,560,261           3,215,636
                                                     ------------        ------------       ------------        ------------
TOTAL OPERATING EXPENSES                                3,306,560           4,299,179         10,110,299          16,717,928
                                                     ------------        ------------       ------------        ------------

OPERATING (LOSS)                                       (1,173,964)         (2,716,915)        (3,484,655)        (11,466,217)
                                                     ------------        ------------       ------------        ------------

OTHER INCOME (EXPENSE):
    Interest expense                                     (343,304)           (472,851)        (1,267,913)         (2,960,893)
    Other income                                          549,012             102,090            796,515             342,042
                                                     ------------        ------------       ------------        ------------
TOTAL OTHER INCOME (EXPENSE)                              205,708            (370,761)          (471,398)         (2,618,851)
                                                     ------------        ------------       ------------        ------------

LOSS BEFORE INCOME TAXES FROM
    CONTINUING OPERATIONS                                (968,256)         (3,087,676)        (3,956,053)        (14,085,068)

INCOME TAX EXPENSE                                             --                  --                 --                  --
                                                     ------------        ------------       ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                           (968,256)         (3,087,676)        (3,956,053)        (14,085,068)

EXTRAORDINARY ITEM - DEBT EXTINGUISHMENT LOSS                  --                  --         (1,168,080)                 --
                                                     ------------        ------------       ------------        ------------

            NET LOSS                                 $   (968,256)       $ (3,087,676)      $ (5,124,133)       $(14,085,068)
                                                     ============        ============       ============        ============

BASIC LOSS PER SHARE BEFORE EXTRAORDINARY ITEM       $      (0.18)       $      (0.82)      $      (0.80)       $      (3.92)

EXTRAORDINARY LOSS PER SHARE FROM DEBT
  EXTINGUISHMENT                                               --                  --              (0.24)                 --
                                                     ------------        ------------       ------------        ------------

BASIC NET LOSS PER SHARE                             $      (0.18)       $      (0.82)      $      (1.04)       $      (3.92)
                                                     ============        ============       ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              5,485,453           3,747,051          4,950,396           3,595,683
                                                     ============        ============       ============        ============





     See accompanying notes to condensed consolidated financial statements.

                         ACCUMED INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                 UNAUDITED
                                                                 ---------------------------------------
                                                                        1998                1997
                                                                 -------------------  ------------------

OPERATING ACTIVITIES:
    Net income (loss)                                               $ (5,124,133)       $(14,085,068)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    2,379,000           2,161,617
      Write-off of debt discount                                              --           1,966,340
      Debt extinguishment loss                                         1,168,080                  --
      Write-off of impaired goodwill                                          --           3,582,068
      Minority interest                                                 (191,560)           (303,785)
      Non-cash gain on settlement                                             --             (22,272)
      Changes in assets and liabilities:
         Decrease in restricted cash                                          --             100,000
         Decrease (Increase) in accounts receivable                       58,195            (679,152)
         Decrease (Increase) in prepaid expenses and deposits           (135,951)           (436,495)
         Decrease (Increase) in production inventory                  (1,414,498)           (457,178)
         Decrease (Increase) in other assets                              (7,770)           (571,147)
         Decrease (Increase) in deferred financing costs                  (1,100)           (821,884)
         Increase (Decrease) in accounts payable                        (971,180)          2,387,921
         Increase (Decrease) in other current liabilities               (411,708)            (61,844)
         Increase (Decrease) in warranty reserves                        (36,673)           (435,908)
                                                                    ------------        ------------
CASH USED IN OPERATING ACTIVITIES                                     (4,689,298)         (7,676,787)
                                                                    ------------        ------------

INVESTING ACTIVITIES:
    Purchase of fixed assets                                            (164,580)           (898,372)
    Purchase of Oncometrics stock                                       (528,000)                 --
    Acquisition of business, net                                              --          (6,000,000)
                                                                    ------------        ------------
CASH USED IN INVESTMENT ACTIVITIES                                      (692,580)         (6,898,372)
                                                                    ------------        ------------

FINANCING ACTIVITIES:
    Proceeds from issuances of common stock, net                       4,852,394             556,466
    Notes receivable (issued) collected                                       --             (11,427)
    Payment of capital lease obligation                                       --             (32,870)
    Proceeds from issuance of notes payable                            1,362,550          14,750,000
    Proceeds from bridge loan                                                 --           6,000,000
    Payment of notes payable and bridge loan                          (1,188,366)         (7,938,455)
                                                                    ------------        ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  5,026,578          13,323,714
                                                                    ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (355,300)         (1,251,445)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         469,639           2,801,359
                                                                    ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    114,339        $  1,549,914
                                                                    ============        ============



     See accompanying notes to condensed consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Preparation of Interim Financial Statements

     In the opinion of the management of AccuMed International, Inc. and Subsidiaries ("the Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1997.

2.    Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

     Since June 1998, the Company has been actively negotiating to sell the Company's microbiology division to a third party. Consummation of such sale is subject to approval by the Board of Directors of terms of a definitive agreement and execution and delivery of such agreement, stockholder approval and certain other approvals and other conditions to closing. The Company will present the operating results of the microbiology division as discontinued operations if the stockholders approve the proposed sale.

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




                                                      9 Months Ended Sept. 30,                3 Months ended Sept. 30,
                                                      ------------------------                ------------------------
                                                      1998                 1997                1998               1997
                                                      ----                 ----                ----               ----

Net loss                                            $  (5,124,133)      $ (14,085,068)        $  (968,256)  $ (3,087,676)
Other comprehensive income (loss):
  Foreign currency translation adjustments                 (7,803)                 -               (5,991)             -
                                                    --------------      --------------        ------------  -------------
Comprehensive loss                                  $  (5,131,936)      $ (14,085,068)        $  (974,247)  $ (3,087,676)
                                                    --------------      --------------        ------------  -------------

3.    Reverse Stock Split

     On May 19, 1998, the stockholders approved a reverse one-for-six stock split, which was effected by the Board of Directors as of May 21, 1998. The reverse split covered all outstanding common shares and all agreements concerning stock options, warrants, convertible notes and other commitments payable in shares of the Company's common stock. All references to per-share information in the condensed consolidated financial statements have been adjusted to reflect the reverse split on a retroactive basis.

4.    Inventories

     Inventories are summarized as follows:


                                                                              September 30,        December 31,
                                                                                 1998                  1997
                                                                                 ----                  ----
            Raw material and packaging                                         $ 1,694,034        $   999,561
            Finished good and work in process                                    3,500,654          2,464,629
                                                                               -----------         ----------
            Total inventories                                                  $ 5,194,688        $ 3,464,190
                                                                               -----------        -----------


5.    Debt Conversion

     On February 23, 1998, the Company exchanged $5,275,000 in principal amount of its 12% Convertible Promissory Notes (the "Convertible Notes") plus accrued interest thereon of $329,030 for 1,245,340 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and 5-year warrants to purchase 207,557 shares of Common Stock at an exercise price of $6.75 per share. The Preferred Stock is convertible into 830,227 shares of Common Stock at a conversion price of $6.75 per share. The Company has registered the resale of the shares of Common Stock underlying the Preferred Stock and Warrants with the Securities and Exchange Commission during 1998.

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

     If the Common Stock is delisted from The Nasdaq SmallCap Stock Market at any time on or prior to December 31, 1998, original purchasers of the Units will be entitled to receive, at their option, in exchange for the Units, units (the "Alternate Units"), each Alternate Unit consisting of (i) shares of Series B Convertible Preferred Stock, par value $0.01 per share of the Company (the "Series B Preferred"), having an aggregate stated value of $100,000 (the "Series B Stated Value"), convertible into shares of Common Stock at an initial conversion price of $4.50 per share (the "Series B Conversion Price"), and (ii) warrants (the "Alternate Warrants") exercisable to purchase the number of shares of Common Stock issuable upon exercise of the Unit Warrants at the same initial Unit Warrant exercise price.

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

     The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The excess purchase price consists of $700,000 of purchased technology recorded on the condensed consolidated balance sheet in the second quarter. The operating results of Oncometrics have been included in the statement of operations from the date of acquisition.

     Oncometrics was formed in 1995 and is currently developing an automated instrument, using the Company's AcCellTM workstation, designed for use in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides. Prototypes of the instrument are currently being tested with scientists at cancer research and patient care institutions.

8.   Supplemental Disclosures of Cash Flow Information



                                                                 9 Months ended September 30,
                                                                 ----------------------------
                                                                   1998                1997
                                                                   ----                ----
    OPERATING ACTIVITIES
         Interest paid                                         $  1,024,918     $    655,632

     NON-CASH INVESTING AND FINANCING ACTIVITIES
         Deposit reclassified to fixed assets                  $    140,000               --


     The Company extinguished debt with a carrying value of $4,818,800 through the issuance of preferred stock and warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000.

     The Company satisfied its obligation under a $1,000,000 note payable through the issuance of 222,223 shares of Common Stock and seven-year warrants to purchase 222,223 shares of Common Stock.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in the development and marketing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The Company's operations are in two business segments: 1) Cytopathology - systems made up of instruments and proprietary software that support the review and analysis of Pap smears and DNA for early cancer detection, and 2) Microbiology - proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents.

OVERVIEW

      The Company's primary focus is on the development of computer-aided diagnostic imaging systems for the cytopathology laboratory marketplace. The Company's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that improve efficiency and reduce costs while achieving significant improvements in disease detection.

      On January 20, 1998, the Board voted not to complete the equity carve-out of the research and development portion of its cytopathology business as previously announced.

      On March 5, 1998, the Company announced that the Board of Directors has authorized management to seek buyers for those aspects of the Company's business that do not contribute to the development and marketing of an integrated product line of imaging-based cytopathology systems and testing procedures. Since June 1998, the Company has been negotiating with a third party to sell the microbiology division under a plan subject to shareholder approval. The Board and management believe that the Company's future depends on the success of the cytopathology product line and directly related technology. The divestiture would allow the Company to commit resources to support and market the cytopathology product line.

      In October 1998, the Company announced it would focus on documenting quantitatively the benefits of its cytopathology products at three laboratory sites, with each site representing a different segment of the laboratory marketplace. The timeframe required to obtain and publish this data is anticipated to be sometime in 1999. The Company has made reductions in its cytopathology production and marketing workforce in conjunction with this decision.

RESULTS OF OPERATIONS

      Sales revenues for the quarter ended September 30, 1998 of $4,917,000 were flat compared to $4,914,000 for the quarter ended September 30, 1997. This is due to additional sales of microbiology consumables offset by decreases in instrument sales. The cytopathology product line did not have a significant impact in either the 1998 or 1997 quarters.

      Cost of sales decreased from $3,332,000 in the third quarter of 1997 to $2,785,000 in the third quarter of 1998, reflecting a change in the sales mix to higher margin microbiology consumable products as opposed to instruments.

      General and administrative expenses decreased 9%, declining from $1,834,000 in the third quarter of 1997 to $1,667,000 in the comparable 1998 quarter. The decrease is due to continued staff reductions and streamlining efforts in the cytopathology division.

      Research and development expenses decreased 42% from $1,340,000 in the third quarter of 1997 to $767,000 in the third quarter of 1998 due primarily to decreased spending in the microbiology product line.

      Sales and marketing expenses decreased 22% from $1,125,000 in the third quarter of 1997 to $872,000 in the third quarter of 1998 due to decreased marketing efforts in both the microbiology and cytopathology product lines.

      Interest expense of $472,000 in the third quarter of 1997 reflected amounts accrued on the $8.5 million Convertible Notes issued in March 1997 to fund the ESP product line acquisition. The interest expense for the third quarter of 1998 of $343,000 reflected interest on the Company's equipment loan, revolving line of credit, and the $3,250,000 in Convertible Notes which were not converted into Series A Preferred Stock in February of 1998.

      The third quarter of 1998 also reflects $500,000 of other income, representing minimum guaranteed licensing fees for proprietary technology licensed to a third party. The third quarter of 1997 had no comparable transaction.

      Net loss decreased from $3,088,000 for the third quarter of 1997 to $968,000 for the third quarter of 1998, due to increased gross margins, decreased operating and interest expenses, and other income. Net loss per share for the quarter ended September 30, 1998 was $0.18 compared to a net loss per share of $0.82 for the quarter ending September 30, 1997. The loss per share for the current quarter was about $0.08 per share less due to the increase in the weighted average shares outstanding for 1998.

     Sales revenues for the nine months ended September 30, 1998 of $15,451,000 were up 9% compared to $14,157,000 for the nine months ended September 30, 1997. This increase reflects a full nine months of sales for the ESP product line, acquired in March 1997, offset by decreases in instrument sales.

     Cost of sales decreased from $8,906,000 for the nine months ended September 30, 1997 to $8,826,000 for the nine months ended September 30, 1998, reflecting a change in the sales mix to higher margin microbiology consumable products as opposed to instruments.

     General and administrative expenses decreased 21%, declining from $6,281,000 for the nine months ended September 30, 1997 to $4,928,000 in the comparable 1998 period. The decrease is due to continued staff reductions and streamlining efforts in the cytopathology division.

     Research and development expenses decreased 18% from $3,640,000 for the nine months ended September 30, 1997 to $2,622,000 for the nine months ended September 30, 1998 due primarily to decreased spending in the microbiology product line.

     Sales and marketing expenses decreased 20% from $3,216,000 for the nine months ended September 30, 1997 to $2,560,000 for the nine months ended September 30, 1998 due to decreased marketing efforts in both the microbiology and cytopathology products lines.

      For the nine month period ended September 30, 1998, the Company incurred a $1,168,000 extraordinary loss related to the conversion of par value $5,275,000 of Convertible Notes and $329,030 in accrued interest thereon into 1,245,340 shares of Series A Convertible Preferred Stock. Of the total expense, $193,000 represented cash fees and expenses.

      The $3,582,000 goodwill write-off in the first nine months of 1997 is due to contingent consideration associated with the AccuMed, Inc. merger into the Company in December 1995 written off as an impaired asset.

      Net loss decreased from $14,085,000 for the nine month period ended September 30, 1997 to $5,124,000 for the comparable 1998 period. The reduced loss is due primarily to a decrease in operational expenses and interest expense totaling $8,301,000, increased gross margins of $1,374,000, and an extraordinary loss of in 1998 of $1,168,000.

      The net loss per share for the first nine months of 1998 was $1.04 compared to $3.92 for the 1997 period. The loss per share for the current nine-month period was about $0.38 per share less due to the increase in the weighted average shares outstanding for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

      The Company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop new cytopathology products. Throughout the first nine months of 1998, the Company has used operating cash flow from its microbiology product line, together with debt and equity financing, to fund such activities.

      The Company's cash balance at September 30, 1998 reflects the Company's efforts to minimize interest expense due under its revolving credit line. The Company believes that current cash balances and internally generated funds, including the potential sale of the Company's microbiology product line, will be sufficient to finance the Company's projected operations through at least the next 12 months.

      The increased inventory levels at September 30, 1998 as compared to December 31, 1997 reflect a build up of cytopathology products to service the Company's "try-buy" program announced in the third quarter. This program allows potential customers to use the Company's cytopathology systems on their premises for up to three months before committing to purchase the systems.

      Current liabilities are lower at September 30, 1998 as compared to the beginning of the year, mainly due to less vendor financing and less accrued interest due to lower long-term debt levels. Accounts payable was reduced as a result of the private placement of Common Stock in March 1998. Long-term debt was reduced as a result of the debt conversion in February 1998.

Investing Activities

      On June 29, 1998, the Company acquired the remaining one-third of the outstanding stock of Oncometrics Imaging Corp. ("Oncometrics") that it did not already own. The Company paid $342,000 in cash and $342,000 in a convertible 18-month note with a rate of 2% over the Canadian prime rate in exchange for the stock and a loan payoff to the seller of $156,000.

       Oncometrics is developing a proprietary high-resolution image cytometer that uses the Company's AcCell(TM) workstation, a high-resolution digital camera and proprietary image processing and analysis software to analyze cell images from a microscope slide that has been stained using Oncometrics' proprietary staining method. Prototypes of the Oncometrics instrument have been developed that are capable of detecting and measuring small variations in cell nucleus DNA. The feasibility of the technology as it applies to the detection of early cancer in lung sputum has been demonstrated, which assists the cytotechnologist in detecting lung cancer in an early more curable stage of development. Management believes that the Oncometrics technology may be potentially applied to other types of cancer, such as cervical cancer.

      The Company has no material commitments for property or equipment investments at this time.

Financing Activities

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

      The Company's most recent private placement, closed in March 1998, raised gross cash proceeds of $5,515,000 and net cash proceeds of $4,804,000 after payment of fees and commissions. It resulted from the issuance of 1,447,778 shares of Common Stock and seven-year warrants to purchase 1,447,778 shares of Common Stock at an exercise price of $6.75 per share. During the first nine months of 1998, the Company also received an aggregate of $48,000 upon the exercise of stock options and warrants.

      At September 30, 1998, the Company's long term debt consists principally of: 1) $3,118,000 of unsecured 12% Convertible Notes, net of a discount of $107,000 due March, 2000, and 2) a $3,456,000 secured note payable, net of a discount of $125,000, payable in 48 equal monthly installments of principal and interest of $113,400 through September 2001, with a balloon payment of $675,000 due October 31, 2001. This loan bears interest at 14.5%. The Company has a one-year revolving credit facility under which it may borrow up to $4,000,000 based on the amount of eligible trade receivables. The credit line under this arrangement was $1,842,000 based on borrowing base calculations at September 30, 1998, of which $304,000 was unused. The interest rate on the credit line is the higher of the highest prime rate plus 2.5% or 9% (11% at September 30, 1998).

      The Company currently has no commitments with respect to sources of additional financing. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research, development, and marketing activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders.

                                    PART II.
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are filed herewith:

                27.1       Financial Data Schedule

      (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACCUMED INTERNATIONAL, INC.
                                             /s/ Leonard R. Prange
                                             -----------------------------------
                                             Leonard R. Prange
                                             Chief Financial Officer and
                                             Chief Operating Officer
Date:  November 16, 1998

                                Index to Exhibits

        Exhibit No                   Description of Exhibit
        --------------               ----------------------

           27.1                     Financial Data Schedule