Form 10-Q/A
period 1998-09-30
ACCUMED INTERNATIONAL INC
filed 1999-01-11
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 to
                                   FORM 10-Q

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


                                                     3 Months ended Sept. 30,           9 Months Ended Sept. 30,
                                                     ------------------------           ------------------------
                                                      1998               1997           1998                 1997
                                                      ----               ----           ----                 ----
Net loss                                             $  (968,256)  $ (3,087,676)      $  (5,124,133)      $ (14,085,068)
Other comprehensive income (loss):
  Foreign currency translation adjustments                (5,991)             -              (7,803)                 -
                                                     ------------  -------------      --------------      --------------
Comprehensive loss                                   $  (974,247)  $ (3,087,676)      $  (5,131,936)      $ (14,085,068)
                                                     ------------  -------------      --------------      --------------

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


YEAR 2000 COMPLIANCE

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, including invoices or other similar normal business activities.

State of Readiness

     The Company's Year 2000 compliance plan provides for the conversion of noncompliant information technology systems in the second and third quarter of 1999. The conversion project involves three phases: selection and installation of hardware and software, loading the financial database into the new system, and testing.

     The Company has reviewed its non-information technology systems and has determined that any required repair or replacement of imbedded technology should not have a significant impact on the Company's operations. The Company has received representation from its vendors of non-financial network servers and software that these products are Y2K compliant. All of the Company's products, including software sold in products to customers, have been developed with consideration for the millenium change, and have undergone specific year 2000 date testing to verify and validate compliance.

     The Company's cytopathology division is currently in a research and development phase and does not have significant interdependence of computer systems with third party customers or suppliers. The Company's microbiology division has significant suppliers and customers but does not have significant interdependence with third party computer systems.

     The Company has made inquiry of its banks and lenders and has received representation that the devices and software used by these third parties are Y2K compliant.

Costs to Address the Company's Year 2000 Issues

     The Company has used internal personnel versed in the Y2K issue to evaluate its remediation cost. The cost of evaluation and remediation of the Company's non-compliant systems, related to financial hardware and software, are believed to be immaterial.

Risks of the Company's Year 2000 Issues

     The Company expects to be Y2K compliant by the third quarter of 1999. The most reasonably likely worst case scenario due to the failure to be Y2K compliant would be the Company's inability to process financial transactions, including invoices or other normal business dealings. The Company cannot quantify how significant the potential effect on liquidity or financial condition could be.

     The Company has not undertaken a survey to ascertain the Y2K readiness of its suppliers or customers. A reasonable description of the most reasonably likely worst case Y2K scenario due to the failure of customers or suppliers to be Y2K compliant would be a disruption in the production and shipment of products, resulting in a decrease in sales and operating cash flow. The Company cannot quantify how significant the potential sales or operating cash flow decrease could be.

The Company's Contingency Plans

     With the announced sale of the microbiology business and the nature of the Company's continuing research and development operations, management has elected to develop contingency plans on an hoc basis as the need for such plans arise.

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

                                              ACCUMED INTERNATIONAL, INC.
                                             /s/ Gary A. Newberry
                                             -----------------------------------
                                             Gary A. Newberry
                                             Chief Financial Officer

Date:  January 11, 1999

                                Index to Exhibits

        Exhibit No                   Description of Exhibit
        --------------               ----------------------

           27.1                     Financial Data Schedule