Form 10-K405
period 1998-12-31
ACCUMED INTERNATIONAL INC
filed 1999-03-31
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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

              920 N. Franklin Street, Suite 402, Chicago, IL 60610
              (Address of principal                       (Zip Code)
              executive offices)

                  Registrant's telephone number: (312) 642-9200

Securities registered under Section 12(b) of the Exchange Act:           None
                                                                      ----------

Securities registered under Section 12(g) of the Exchange Act:           None
                                                                      ----------


                     Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes X     No
                                              -----     -------

         Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         The aggregate market value of the common stock held by non-affiliates of the registrant on March 29, 1999 was: $3,898,650. Number of shares of common stock outstanding on March 29, 1999: 5,491,901.


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

                                     PART I

ITEM 1.  BUSINESS

                  (a)      General Development of Business

                  AccuMed International, Inc. ("AccuMed" or the "Company"), a Delaware corporation is engaged in the development and commercialization of products, using its patented and proprietary technology, that support the review and analysis of cytology and histology preparations in the diagnostic laboratory healthcare market. The Company was incorporated in California in June 1988 under the name Alamar Biosciences, Inc. and was engaged in developing, manufacturing and marketing microbiology products, including alamarBlue(TM) and certain diagnostic test kits under the name Alamar ("Alamar"). AccuMed, Inc., an Illinois corporation, was formed in February 1994 and was engaged in researching and developing cytopathology products. Effective January 1995, AccuMed, Inc. acquired the Sensititre(TM) microbiology business by purchasing certain assets and all of the shares of Sensititre(TM) Limited ("Sensititre"). On December 29, 1995, AccuMed, Inc. merged with and into the Company (the "Merger"). The Company changed its name to AccuMed International, Inc., and changed its fiscal year end from September 30 to December 31 in 1995.

                  The Company has a wholly owned subsidiary, Oncometrics Imaging Corp., a company continuing under the laws of the Yukon Territory, Canada ("Oncometrics"). Oncometrics was formed in 1995 to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage lung cancer by measuring the DNA in the nuclei of cells on microscope slides.

                  The Company completed an underwritten public offering of its Common Stock in October of 1996 and received $11,700,000 net of expenses. The proceeds were used for research and development of new products, scale-up of manufacturing, acquisitions and general corporate and working capital purposes.

                  On March 3, 1997, the Company acquired the ESP(TM) Culture System II product line (the "ESP(TM) Product Line") consisting of accounts receivable, inventories, production equipment and a portfolio of rental instruments used to detect microorganisms in blood cultures. The $6,000,000 purchase price was ultimately funded by private placement of $8,500,000 of convertible promissory notes and warrants to purchase shares of the Company's Common Stock.

                  On February 23, 1998, the Company exchanged $5,275,000 in principal amount of its 12% convertible promissory notes plus accrued interest thereon of $329,030 for 1,245,340 shares of Series A convertible preferred stock, convertible into 830,227 shares of common stock, and 5-year warrants to purchase 207,557 shares of common stock.

                  During March 1998, the Company completed a private placement of 1,447,778 shares of common stock and 7-year warrants to purchase a total of 1,447,778 shares of common stock and received $5,800,000 net of expenses. Proceeds of that offering were used for research and development, general corporate and working capital purposes.

                  On January 29, 1999, the Company sold substantially all of the assets and certain liabilities related to its microbiology division, including Alamar, Sensititre and the ESP product line (collectively, the "Microbiology Business"). The Company received $15,150,000 in cash at the closing. The proceeds were used to retire $9,415,000 in debt, and the balance was retained for general corporate and working capital purposes.

                  (b)      Financial Information About Industry Segments

                  The Company's operations are in two laboratory market segments: 1) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears and other microscope slide-based cellular preparations, and 2) Microbiology - proprietary disposable products and automated instruments used to identify infectious microorganisms and determine susceptibility to antimicrobial agents. On December 22, 1998, the Company received shareholder approval to consummate the sale of its Microbiology Business. Accordingly, this division is reported as a discontinued operation in the accompanying financial statements.

                  (c)      Narrative Description of Business


GENERAL

                  The Company's primary focus is on the development of cytology and histology products that improve the quality of cell-based specimen analyses and increase productivity in the clinical diagnostic laboratory. The initial products developed were designed for review and analysis of both cervical and non-cervical conventional Pap smears and liquid-based preparations. The Company has made significant expenditures on research and development, patent applications, and regulatory approvals to bring these products to a marketable position.

                  The Company believes it is the only company competing in the computer-aided cytology screening cytodiagnostic market with a modular, expandable product (the "AcCell(TM)" cytopathology workstations and systems) that allows customers to upgrade to more fully automated versions and with a product line that support both gynecological and non-gynecological specimen analysis using both conventional Pap smears as well as liquid-based preparations. Given the present healthcare and regulatory environment, the Company believes its products will be more readily accepted than higher priced, non-modular, non-interactive products that attempt to eliminate human experts from the diagnostic process, and that are restricted to the analysis of cervical Pap tests only.

                  Although the cervical Pap test is the largest volume diagnostic cytology test, the cytopathology laboratory routinely conducts other tests based on samples from numerous organs and areas of the body, all of which require precision optical microscopy and careful error-free management of data to be implemented effectively. The Company is currently developing products for these applications by combining its AcCell(TM) technology with other proprietary technology developed by AccuMed and to be licensed from Oncometrics for use in connection with the analysis of these tests in a manner similar to that of qualitative and quantitative Pap tests. The tests and methods rely, in part, on computer-aided microscopy, electronic imaging, image cytometry, digital image processing and analysis, cytochemistry, and medical informatics technologies.

                  Certain developments in the diagnostic markets served by the Company have created growth opportunities. Cost containment pressures and demand for preventative, early detection and diagnosis, and therapeutic monitoring medical technology are likely to create demand for labor-saving laboratory products that improve the quality and efficiency of laboratory-based patient specimen interpretations and diagnoses.

                  The Company's goal is to develop cost-effective, accurate, sensitive, easy-to-use, and innovative cytopathology products that improve patient outcomes and healthcare provider performance, with competitive advantages in the markets in which it operates. The Company's growth and profitability will depend, to a great extent, upon its ability to complete development of and successfully introduce new products. To achieve this, the Company will need to continue research and development activities and obtain regulatory approval for such products with the U.S. Food and Drug Administration (the "FDA").


EARLY LUNG CANCER SCREENING

                  The Company has also developed and assembled technologies and systems that could lead to a much more effective, sensitive, reliable, and commercially viable early lung cancer testing program to identify individuals with early more curable lung cancer.

                  Lung cancer is a major cause of cancer-related deaths for both men and women, accounting for more than one-third of all cancer-related deaths and costs the U.S. healthcare system more than $50 billion in direct medical expenses annually. Last year in the United States approximately 180,000 patients were diagnosed with lung cancer. Most of the patients who will die from this disease will lose their battle approximately within the first two years. Worldwide estimates indicate that there are in excess of 900,000 new lung cancer cases annually, and that the number of new cases expected to double within five years.

                  Currently, the Company estimates only 7.5 million sputum cytology diagnostic tests are performed annually, two-thirds of which are used for lung cancer screening in Japan. Today, the remaining 2.5 million tests are performed primarily on symptomatic patients. However, the Company estimates the worldwide market for early lung cancer screening of high-risk and asymptomatic individuals to be between 50 and 175 million tests per year, with at least 23.5 million potential tests per year in the United States.

                  Lung cancer survival strongly depends upon early disease detection and diagnosis. However, conventional sputum cytopathology tests are not widely used because they fail to detect early curable lung cancer reliably. The Company believes that approximately 90% of patients who are diagnosed with Stage 0 and between 45% to 80% of patients who are diagnosed with State I lung cancer have at least a 5-year survival following their initial diagnosis. Contrasting this, the survival rate is less than 9% for patients who are diagnosed with State III or Stage IV lung cancer. Unfortunately, more than two-thirds of lung cancer patients today are diagnosed at Stage III and IV because no widespread early lung cancer-screening program has been developed similar to the gynecological Pap test worldwide screening programs that have dramatically reduced mortality from cervical cancer during the past 50 years.

                  The Company believes a screening program for early lung cancer detection and diagnosis is possible. It must rely upon identifying and recruiting high-risk patient populations into non-invasive screening programs before they become symptomatic. A screening program for high-risk individuals has the potential to not only save lives, but also be a highly cost-effective healthcare program by significantly reducing overall healthcare costs due to earlier detection and treatment.

                 To achieve this goal, the Company is developing a cell and sample analysis instrument platform, the AcCell-Savant. The AcCell-Savant, a quantitative microscopy analytical instrument, incorporates features and benefits derived from the AccuMed proprietary AcCell(TM) workstations and TracCell(TM) slide mapping systems. It relies on several core technologies including cytochemistry, computer-aided microscopy, electronic imaging, digital image processing and analysis, and medical informatics. This cell analysis platform facilitates the direct measurement of cellular changes (e.g., "MAC" or Malignancy-Associated Changes) associated with early disease development and progression. The Company believes such cellular assays could be performed, with the AcCell-Savant, more sensitively, accurately, and reproducibly than is possible by the human eye-brain combination alone. The instrument's photodetectors, electro-mechanical precision, ability to focus selectively cell-by-cell and nucleus-by-nucleus on the most informative cell populations, image processing and analysis algorithms, and statistical calibration and classification methods gives the cytotechnologist, cytopathologist, and cytologist-in-general the ability to analyze multiple lung cancer markers and probes simultaneously for improved sensitivity, specificity and positive predictive value. The human-machine interface allows the human experts---the pathologists---to do the best diagnostic work possible, in suspicious cases, by considering the objective, visual and subvisual AcCell-Savant data in their patient diagnostic reports.

                  AccuMed and its affiliates conducted, in five countries on three continents, a 2-year field study and analysis approximately one thousand patient cases qualified to be at high-risk for early lung cancer. Results from that study show that conventional sputum cytopathology has a reduced sensitivity for early stage lung cancer detection. Most significantly, this study also demonstrated that the AcCell-Savant approach improves, over conventional methods, the detection of the early, most curable, lung cancers by up to several-fold. Further significant performance improvements are anticipated based upon current research and development activities in enhanced and innovative methods of specimen collection; sample deposition, fixation, and staining; panel test design with multiple probes; image analysis algorithms; and computer-aided pattern recognition and classification methods.


LUNG CANCER SCREENING BUSINESS DEVELOPMENT

                  The Company has set the following major near-term (i.e., 2-year) milestones in this lung cancer screening business development program:
(1) completion of comprehensive system requirements and specifications from specimen collection and preparation through cellular analysis, diagnosis and reporting, (2) development of the clinical instrument ("intended use" apparatus), (3) submission of appropriate supplemental patent protection, (4) completion of a pre-clinical trial (i.e., pilot run) with adequate screening test sensitivity and specificity, (5) demonstration of revenues from research instrument sales, and (6) demonstration of revenues from per-test usage fees at Alpha and Beta sites.


ALLIANCE RELATIONSHIPS

                  AccuMed is also exploring alliance relationships with partners that may further speed the commercialization of the early lung cancer screening test by bringing additional technology (e.g., lung cancer probes for panel assays), prospective customers (e.g., clinical trial sites and end-users), distribution channels (e.g., pharmaceutical industry), and programmatic funding.

MARKETS AND PRODUCTS

                  The Company's products and equipment are sold to customers that operate principally in the clinical laboratory segments of the healthcare market. For fiscal year 1998 and 1997, sales to this market represented the majority of the Company's total sales.

                  Due in part to a recent trend toward consolidation of diagnostic laboratories, including large testing laboratories, the Company expects that the number of potential domestic customers for its cytopathology products will decrease. Due to the relative size of the largest U.S. laboratories, it is likely that a significant portion of cytopathology products will be concentrated among a relatively small number of customers. In order to promote acceptance in the market, the Company will need to foster an awareness of and acceptance by these potential customers of the Company's products and the potential benefits of such systems over current methods. The Company's increasing dependence on sales to large laboratories may strengthen the purchasing leverage of these potential customers.


                  CYTOPATHOLOGY PRODUCTS
                  ACCELL(TM) 2000 SERIES

                  The AcCell(TM) 2000 and 2001 are fully automated workstations for the general microscopy user for industrial research Quality Control ("QC") applications. It incorporates automated stage, slide handling (with cassette loading in the AcCell(TM)2001, coordinates marking (x, y, z) forms and recall, motorized focus and an integrated data base for information management and process control monitoring.

                  This product focuses on the general microscopy-based cytology screening and cytodiagnostic markets, including hospital cytology laboratories, commercial diagnostic reference laboratories, and cytology laboratories within healthcare provider organizations. It is a user friendly microscopy tool capable of being networked into integrated with users' laboratory information systems (i.e., LIS).

                  The Company believes various factors will influence the demand for this product within the domestic healthcare marketplace. The pressure for cost containment drives the need for tools that streamline aspects of the operational process, by, for example, automatically producing accurate management reports required by regulatories agencies. This product automates the process of examining a slide under a microscope and recording the evaluation information. The concern for potential liability due to false negative diagnoses drives the need for reliable slide identification procedures. This product automatically links the slide and the evaluation process with integrated bar coding.


                  ACCELL(TM) CYTOPATHOLOGY SYSTEM

                  The AcCell(TM) Cytopathology system (the "AcCell system") is a family of integrated technology-enhanced products that support the slide screening process. Its initial application is intended to be in the high-volume cervical cancer or Pap smear screening test environment. The Company believes it can be adapted as an optimal cytologist "review station" for other areas of cytology as well as histology and other microscopy-oriented areas of the diagnostic laboratory.

                  The AcCell(TM) system incorporates the AcCell(TM) 2000 and other components that enhance the work environment of the human screener. Of particular importance is the AcCell(TM) DMS, a fully integrated data management system that provides continuous data capture, monitoring and reporting functions for both gynecological and non-gynecological samples.

                  The Company believes this product clearly addresses several important trends within the domestic healthcare marketplace.

                  First, diagnostic laboratories face pressure for cost containment and improvement on profit margins. The Company believes this drives the need for tools that streamline aspects of the operational process and that can significantly reduce costs associated with laboratory testing. This product offers seamless support for the entire process of Pap slide screening. The system has direct impact on cost saving by (a) automating front-end patient and specimen data input and (b) automating data management throughout the process.

                  Secondly, diagnostic laboratories need operational procedures that minimize risk of data management errors and the related potential legal liability. The Company believes this product offers documentation of the entire screening process, automatically capturing and monitoring all significant aspects of screening to allow ongoing process control procedures. It also automates reporting for regulatory compliance purposes.

                  Third, laboratories must have a commitment to quality patient outcomes resulting from the highest attainable accuracy levels in specimen classification and diagnosis. The Company believes this product assures the laboratory of the optimal working and screening environment to support high-quality slide analysis.

                  Lastly, laboratories must have strategies to capture and maintain their customer base. The Company believes this product provides the laboratory with a tool to shorten cytology Pap test turn-around-time and results reporting, providing customers with full accountability for the screening process, while ensuring high-quality, cost-effective service.


                     TRACCELL(TM) 2000 SLIDE MAPPING SYSTEMS

                  The TracCell(TM) 2000 is a computer-aided optical microscope system intended to be used to map adequately stained, well-preserved cervical cytology preparations that have been prepared using a Papanicolaou or Pap-like staining protocol. The TracCell(TM) 2000 supports the visual human screening of these Pap-stained specimens for indications of cervical cancer and related abnormalities. The TracCell(TM)2000 may be used with conventional Pap smear slides as well as with ThinPrep(R) slides, a liquid-based cytology preparation. The TracCell(TM) 2000 is not intended for use with other types of specimens or specimen preparation methods.

                  The TracCell(TM) is a productivity enhancement tool. It is not currently being marketed since it may only be used in laboratories that are using AcCell(TM) workstations. However, the TracCell(TM) technology, including its proprietary software and intellectual property, are being incorporated into the AcCell-Savant product under development for early lung cancer detection and diagnosis.

                  The TracCell(TM) 2000 Slide Mapping System was cleared by the FDA in August 1997 for use with conventional cervical Pap smears. AccuMed received FDA clearance of this product in October 1998 for its use with Cytyc ThinPrep(R) samples.

                           ACCELL-SAVANT/RESEARCH SYSTEMS

                  Oncometrics has developed a proprietary high-resolution image cytometer (the "Savant") that now uses an AcCell(TM) computer-aided microscopy workstation, a high-resolution digital camera, proprietary image processing and analysis software, and high-speed computer processors to capture and analyze cellular images from a microscope slide that has been stained using Oncometrics' proprietary DNA staining method. Prototypes of the Oncometrics instrument have been developed that are capable of detecting and measuring small variations in the DNA in cell nuclei, which assists the cytologist in detecting, for example, lung cancer at early, more curable stages of development. Because the presence of cancer cells can cause changes in the nuclear DNA of neighboring non-cancerous cells, in some cases the Oncometrics instrument can detect an abnormal sample even in the absence of cancer cells.

                  The AcCell-Savant/research systems can scan and analyze thousands of cells per slide without human intervention. It is currently marketed as a cellular (nuclear) DNA image cytometer that can be used for many image cytometry research applications including quality assurance in cytology, cell cycle analysis, viral disease investigations, treatment planning and monitoring research, a complement or alternative to flow microfluorimetery and cell sorting instruments, transplant rejection analyses, malignancy-associated-change research, and general cellular research.

                  The AcCell-Savant/research systems are being installed under the terms of a strict commercialization agreement for AccuMed-qualified collaborators, in clinical and industrial research laboratories. Terms of the agreement give the Company the right to commercialize other potential applications of the AcCell-Savant research systems. These early-adopter sites could enable the Company to speed the development and introduction of AcCell-Savant/clinical systems for an early cancer and other disease detection programs.

                  The Company believes that this technology may be applied to other diseases, such as cervical cancer, and is currently testing these methods with scientists and clinicians at other cancer research and patient care institutions.


SALES AND MARKETING

                  The Company currently markets its AcCell(TM) products directly and on a limited basis in order to collect, analyze, and document AcCell(TM) cytopathology workstation performance data in several primary clinical cytology laboratory market segments. The marketing of the TracCell(TM) slide mapping systems will occur after 1999 when greater acceptance and market penetration of the AcCell(TM) cytopathology workstations can be achieved.

                  The Company has marketed its products on an international basis through territory-based exclusive and semi-exclusive distributors.

                  Several automated slide-screening systems have been introduced into the cervical cancer screening market and the Company expects that it will benefit from the increased awareness and acceptance of these new technologies.

                  The Company believes it can generate revenue from both system sales and per slide charges. For system sales, customers purchase the instruments (e.g., AcCell) directly from the Company or through one of the Company's distribution partners. Slide revenues would come from the Company's placement of the instrument at the customer's site and the customer's payment of an up-front fee for a specific number of slides that are processed (e.g., Acell-Savant). Alternatively, the Company may place instruments without charge at customer locations and to charge customers on a per test, or Fee-Per-Use ("FPU"), basis. As an important element of its business strategy, the Company intends to use third-party financing to support placements of systems.

                  The AcCell-Savant research systems are marketed directly by the Company to university medical centers and research centers. This product line includes disposable DNA staining kits.

                  In May 1997, the Company entered into an agreement with Leica Microscopy und Systems GmbH ("Leica"), a leader in precision microscopy and imaging technology, which gave Leica exclusive third-party distribution rights to the AcCell(TM) 2000 and 2001 Systems outside the Western Hemisphere. Leica had a right of first refusal and negotiation to be the exclusive distributor outside the Western Hemisphere of future cytopathology products developed by the Company. This agreement was terminated in May 1998.

                  From May 1996 until September 1997, the Company granted Olympus America ("Olympus") exclusive third-party distribution rights to the AcCell(TM) 2000 and 2001 Systems in the Western Hemisphere. Effective September 1997, the Company and Olympus entered into an amendment to terminate the original agreement.

                  The Company entered into an agreement with Sunquest Informations Systems in April of 1998 which gave them a semi-exclusive third-party distribution rights to the AcCell(TM) 2000 and 2001 systems in the USA.

                  On March 9, 1999, the Company announced it has signed a letter of intent with Bell National Corporation to license the AcCell(TM) product line including patents, engineering study results, and proprietary trade information. The license, expected to close within 90 days, will give Bell National the rights to use and sell AcCell(TM) products including the AcCell(TM) 2000, 2001 and 3000 computer-aided microscopy workstations. In addition, Bell National agreed to purchase AcCell(TM) 2000 series equipment inventory and related assets from AccuMed. Bell will assume responsibility for AccuMed's existing AcCell installations, contracts and open quotations. This distribution channel for AcCell(TM) will produce immediate cash and an AcCell(TM)-based royalty revenue stream while enabling AccuMed to accelerate the commercialization of its Savant medical technologies that will incorporate next-generation AcCell(TM) features and benefits.


COMPETITION

                  The Company believes that its cytopathology products must compete on the basis of functionality, product features and effectiveness of the product in standard medical practice, although price is also an important competitive factor.

                  The Company's cytopathology products will face competition from companies that have developed or may be developing competing or alternative systems. The Company's existing and potential competitors possess substantially greater financial, marketing, sales, distribution and technical resources than the Company, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.


OPERATIONS

                  The Company assembles and tests its cytopathology products at its Chicago facility. The Company purchased and modified the stage-control mouse for use with the AcCell(TM) 2000 series workstations but is currently developing a proprietary and patented stage-control mouse. Currently, the Company is not manufacturing product though it assembles and tests manufactured subassemblies. The Company anticipates future AcCell(TM) production will be done on a contract basis in the latter half of 1999, based on customer order backlog.


GOVERNMENTAL REGULATION

                  The Company's products and manufacturing processes are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries.

                  The Federal Food, Drug and Cosmetic Act (the "FDA Act") regulations provide that many of the Company's products may not be shipped in interstate commerce without prior authorization from the FDA. Such authorization is based on a review by the FDA of the product's safety and efficacy as indicated for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-market Notification or a Pre-marketing Approval ("PMA"). The process of obtaining FDA marketing clearance and other applicable regulatory authorities may be costly. Some FDA 510(k) Notification applications and PMA's require preliminary internal studies, field studies and/or clinical trials in addition to an FDA submission to attain market clearance (the 510(k) process or market approval (the PMA process)).

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

                  Marketing in the United States of the Company's products under development may require additional FDA clearances. The FDA Act and other statutes and regulations, including various state statutes and regulations, govern the marketing, advertising and promotion of the Company's products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

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

                  The Company has secured "CE" mark for the AcCell(TM) 2000 series and is seeking the mark for its proposed products. The CE mark is recognized by countries that are members of the European Free Trade Association and will be required to be affixed to all medical devices sold in the European Union.


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


RESEARCH AND DEVELOPMENT

                  The Company's research and development efforts are focused on introducing new cytopathology products as well as enhancing its existing products to address unmet needs within the diagnostic cytopathology market. The Company believes that a commitment to research and development is critical to its ability to achieve its goals. During the fiscal years ended December 31, 1998, 1997, and 1996 expenditures for research and development were approximately $2,600,000, $4,000,000 and $2,500,000 respectively.

                  The Company is currently developing the following products:


                  ACCELL/SAVANT(TM) DNA IMAGE CYTOMETER

                  This product ("AcCell-Savant") is an automated high-resolution image cytometer (nuclear DNA analyzer) that processes Thionin-Feulgen stained cytology specimens for DNA analysis. Designed for both the research and clinical laboratory markets, this product line offers a unique combination of features and benefits including: (a) highly accurate, reliable, and reproducible system operation, (b) easy-to-use, rapid, and well documented instrument operation, (c) optimized accompanying specimen preparation/staining kits, (d) full automation---"load and walk-away" operation, (e) multi-slide cassette with random-access robotic slide handling, (f) high-resolution images with square pixels and large field-of-view, (g) stable, reliable, DNA specific Thionin-Feulgen stain, (h) suitable for many applications including ploidy, MAC, general cellular research, (i) ability to process conventional smears and monolayer preparations, (j) automated focus, (k) automated image segmentation,
(l) optional automated cell/object classifier based upon user-supplied and defined training sets, (m) cell or object relocation and review capability in microscope or on monitor, (n) normalization: 1-D and 2-D histograms, (o) ability to normalize DNA histograms with internal and/or external references, (p) ability to extract measurements by cell populations or by individual cells/objects, (q) statistical analyses of measured data sets with graphical output displays, (r) display capabilities include cell image gallery displays,
(s) Report generator, (t) option for networked review microscopes to increase productivity, and (u) data export routines to interface to third-party applications such as multivariate statistical analyses packages.

                  This product focuses on the clinical research and the clinical laboratory market, for clinical applications of image cytometry technology. Benefits of this product are anticipated to be:

                  (1) High-quality instrumentation for automated and quantitative analyses (e.g., assays that cannot be performed by human experts alone).

                  (2) Optimized for clinical application in production laboratory settings (e.g., high-volume tests).

                  (3) Unattended slide handling; integrated with staining and cover slipping systems; custom reports, interface with LIS.

                  (4) Use of (e.g., integrated solutions) DNA/Fuelgen stain kits, calibration slides and clinical laboratory protocols.

                  The Company estimates that there are approximately 600 images processing and analysis systems installed worldwide for research purposes and additional 600 clinical systems. Because of uncertainty of current market provider commitment, the Company believes there is an opportunity for a competitive image analysis system. The size of this worldwide market is estimated to be over 1200 units at a cost of $100,000 per unit. Consumables such as staining kits used in conjunction with the DNAnalyzer would represent a potentially high margin continuing revenue stream.

                  The Company believes various factors will influence market demand for this product within the domestic healthcare marketplace.

                  The pressure for cost containment drives the need for tools that streamline aspects of the operational process. This product offers a user-friendly, general-purpose image analysis that operates on the AcCell(TM) technology platform, designed for clinical laboratory use.

                  Also, competitive image analysis systems currently serving this market have been designed largely for the research market, but the level of customer support necessary to accommodate the clinical laboratory market is not readily available. The Company intends to offer strong field service and support along with this product.

                  Lastly, the consolidation of the healthcare industry drives the need to integrate various functions within the clinical laboratory. This product is part of an integrated family of tools that support a wide variety of functions within the clinical laboratory.


                  LUNG SPUTUM TESTING USING THE ACCELL-SAVANT

                  The Company believes current screening methods for the detection of early lung cancer are impractical and ineffective, creating clear need for a simple, cost effective, and reliable test for screening high-risk populations for lung cancer. The Company is developing its Savant technologies to meet this need. The Savant technology is similar to the screening done for cervical cancer, where the death rate due to cervical cancer has been reduced by 5 to 10 times during the past 50 years as a results of Pap test screening.

                  The Company's principal lung sputum analysis technology revolves around the use of the AcCell-Savant to screen high-risk individuals for lung cancer. The objective is to identify patients who have lung cancer at an early more curable stage. The Company believes that patients detected with lung cancer at an early stage have up to a six times better chance of survival.

                  The Savant medical technologies can detect the presence of early lung cancer from sputum on a microscope slide by measuring subtle changes in the DNA of cell nuclei ("MAC's" or "malignancy associated changes"). These subtle changes are measured using: The AcCell-Savant, an automated high-resolution image cytometer; and the DNA staining kit, a quantitative and proprietary method of reagents for staining DNA.

                  Feasibility tests have shown that this technology successfully detected early lung cancer in over 80% of the samples and has the ability to detect lung cancer up to two years before it can be detected by existing conventional sputum tests or chest x-rays.

                  Successful commercialization of the lung sputum screening test in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurers and managed care organizations. Because the up-front, direct costs of using the Company's products will result in an overall lower healthcare costs, the Company believes it can convince third-party payors that the overall cost savings to the healthcare system, resulting from earlier detection for lung cancer, will more than offset the cost of the Company's products. The Company intends to focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist third-party payors in their respective evaluations, the Company intends to provide scientific and clinical data to support its claims of the safety and efficacy of the Company's product lines.

                  The Company believes the AcCell-Savant platform can be applied effectively for tissue sites other than for lung tissue. In particular, the AcCell-Savant, with its MAC's capabilities, has the ability to not only detect early stage cervical cancer in an automated manner, but it has the potential ability to determine whether pre-cancerous cells will develop into cancer or not.

INTELLECTUAL PROPERTY

                  The Company relies on a combination of patents, licensing arrangements, trade names, trademarks, copyrights, trade secrets, know-how and proprietary technology as well as policies and procedures for maintaining the secrecy of trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. Three of the Company's patent applications related to AcCell(TM) technology have been granted in the United States as of the date of this Report. Two additional AcCell-related patent applications have been allowed in the U.S. and several other applications remain pending (10) or are in development. The Company has twelve additional pending patent applications covering certain aspects of its TracCell(TM)-based cytopathology technology and products. AccuMed is also developing products (e.g., AcCell-Savant) that relies upon or utilizes the intellectual property of its wholly owed subsidiary, Oncometrics. Oncometrics has five issued patents, two allowed patents, and twelve pending patents in related technologies. Additionally, AccuMed sold six microbiology-related U.S. patents with the divestiture of that business.

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

                  The Company owns "SpeciFind", "Relational Cytopathology Review Guide", "MacroVision", "TracCell", "MacCell", "AcCell-Savant", "Improving Cytology Processes", and is currently preparing and may file additional U.S. and foreign trademark applications in the future.


EMPLOYEES

                  At March 25, 1999, the Company employed 15 full-time and one part-time employees. None of the Company's employees are represented by a labor union, and the Company considers its relations with its employees to be good.


ITEM 2.           PROPERTY

                  The Company currently leases (i) a 12,500 square foot facility at 900 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004. The Company is in the process of trying to sublease approximately 10,000 square feet of space at this location. (ii) An additional 5,200 square foot facility located at 920 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004, each subject to renewal by the Company. The Company's executive offices were relocated to the 920 North Franklin Street facility in December 1998. Collectively, the Company's Chicago, Illinois facilities also house its research and development facilities, an engineering laboratory and cytopathology product assembly and testing facilities.


ITEM 3.           LEGAL PROCEEDINGS

                  The Company is not currently a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect upon the Company's business, operating results or financial condition.


ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A Special Meeting of Shareholders was held on December 22, 1998. At such meeting the following matter was approved:

                  Shareholders approved a proposal to sell to AMI Acquisition Corp. (renamed Trek Diagnostic Systems, Inc., the "Purchaser"), substantially all of assets and liabilities related to the Company's Microbiology Business, including all of the issued and outstanding ordinary shares of AccuMed International, Ltd., an English registry company and wholly owned subsidiary of the Company, pursuant to the terms and conditions of the Asset Purchase Agreement dated as of November 20, 1998 between the Company and the Purchaser. The vote was as follows: 2,789,981 (50.861%) for, 17,068 against, 7,557 abstain and zero broker non-votes.




ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.



                NAME                      AGE                              POSITION
               ------                    -----                            ----------
Paul F. Lavallee                          58       Chairman of the Board and Chief Executive Officer
Norman J. Pressman, Ph.D.                 50       President and Chief Scientific Officer
Gary A. Newberry                          41       Chief Financial Officer

                  PAUL F. LAVALLEE. Mr. Lavallee has been a director of the Company since December 1995 and was elected Chairman, Chief Executive Officer and President by the Board of Directors on January 30, 1998. He relinquished the title of President in March 1999. Since January 1996, Mr. Lavallee has been a healthcare consultant to the Venture Capital industry and has served as Chairman of the Board for two start-up companies. From 1989 until December 1995, Mr. Lavallee served as Chairman, President and Chief Executive Officer of Sigmedics, Inc. Mr. Lavallee has a B.S. degree in biology from Bates College and a M.B.A. degree from the University of Chicago.

                  NORMAN J. PRESSMAN, Ph.D. Dr. Pressman was named President and Chief Scientific Officer in March 1999. He served as a Senior Vice President of the Company and President of the Company's Cytopathology Division from July 1996 to May 1997 when he became Senior Vice President for Research and Development and Chief Scientific Officer. From July 1993 until joining the Company, Dr. Pressman was Manager of Biotechnology Development, Strategic Business Development Group of Olympus America, the former exclusive distributor of certain of the Company's cytopathology products in the Western Hemisphere. Between July and September 1989, Dr. Pressman was engaged in the formation of Cell Systems International, Inc., a consulting firm in biomedical specimen collection, processing and analysis, of which he served as President from September 1989 until July 1993. Dr. Pressman was the lead research scientist in the Cytometry and Histometry program of the Central Research and Development Department at E.I. du Pont de Nemours & Company from December 1986 until July 1989. From September 1976 until December 1986, he was as Assistant Professor (Pathology and Engineering) at The Johns Hopkins University School of Medicine and Head of the Quantitative Cytopathology Laboratories at The Johns Hopkins Medical Institutions. Dr. Pressman has a B.S. degree in electrical engineering from Columbia University, a M.S. degree in systems engineering and a Ph.D. in biomedical engineering from the University of Pennsylvania.

                  GARY A. NEWBERRY, CPA. Mr. Newberry has been Chief Financial Officer of the Company since January 1999. He began his service with the Company in April 1997 as controller and served in that capacity until his appointment as Chief Financial Officer. From January 1995 until March 1997, he was a director of GAN Consulting, providing financial and accounting services to small businesses. August 1988 until December 1994, Mr. Newberry was corporate controller for Tang Industries, Inc., a diversified holding company. He previously held various accounting positions on the audit and tax staff of Grant Thornton, a public accounting firm. Mr. Newberry has a B.S. degree in Accounting from the University of Illinois, Urbana and a Masters of Business Administration from DePaul University.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                  From January 1, 1998 to February 18, 1998, the Company's Common Stock was quoted on the Nasdaq National Market under the symbol "ACMI". Beginning on February 19, 1998, the Company's Common Stock has been quoted on the Nasdaq SmallCap Market and is currently under the symbol "ACMI". The table below sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock during the periods specified.


1997 FISCAL YEAR
         First Quarter                                         26.63   14.44
         Second Quarter                                        24.75   18.00
         Third Quarter                                         22.88   13.50
         Fourth Quarter                                        18.00    5.63

1998 FISCAL YEAR
         First Quarter                                         13.88    3.75
         Second Quarter                                         8.63    1.31
         Third Quarter                                          2.06    0.56
         Fourth Quarter                                         2.75    0.31

                  As of March 25, 1999, the Company had approximately 300 record holders of Common Stock. As of March 25, 1999, the Company estimates that there are approximately 5,000 beneficial holders of Common Stock, based on preliminary results of the broker search for the April 1, 1999 record date for the upcoming shareholders meeting.

                  The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

                  On December 22, 1998, the company received shareholder approval to consummate the sale of its Microbiology Business. Prior to the Merger on December 29, 1995, the only Company operations were related to the Microbiology Business. The income statement data presented below reflects the Microbiology Business as discontinued operations. See Note 20 in the accompanying Financial Statements starting on page F-1.

                                                  Fiscal years Ended December 31, (1)
                                                  (in thousands, except per share data)
                                 ----------------------------------------------------------------------------
                                    1998            1997           1996           1995              1994
                                 -----------     -----------    -----------    ------------     -------------
INCOME STATEMENT DATA:
    Net Sales                      $    327        $ 1,001       $ 1,412         $   ---          $    ---
    Gross Profit (loss)                (529)         (556)            19             ---               ---
    Operating (Loss)                 (9,796)      (15,800)       (13,387)            ---               ---
    Interest expense                  1,411         3,569            458             ---               ---
    (Loss) before income taxes      (10,360)      (18,858)       (10,904)            ---               ---

    Income taxes                        ---           ---            ---             ---               ---
    Discontinued
    Operations                        3,351         1,939           (670)         (3,759)           (3,113)
    Net income (loss)                (8,170)      (16,919)       (11,574)         (3,759)           (3,113)
PER SHARE DATA:
  Net (Loss)                          (1.61)        (4.60)         (4.09)          (3.54)            (3.90)
    Weighted average    shares
    outstanding (000's)               5,080         3,675          2,829           1,063               796

BALANCE SHEET DATA:
    Working capital (deficit)         1,163         1,043          3,378            (246)              817
    Total assets                     17,573        20,549         14,480           2,989             2,049
    Long-term debt                    5,782        11,455            231             111               184
    Shareholders' equity              4,223           733         10,136           1,098             1,345

    (1) The Company changed from a September 30 fiscal year end to a December 31 fiscal year end effective in 1995. Fiscal years 1995 and 1994 are September 30 year-end amounts. For the three months ended December 31, 1995, the Company's net loss was $5,742,000, or $2.94 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The Company is engaged in the development of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The Company currently is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer.

                  On December 31, 1995, the Company changed its fiscal year end from September 30 to December 31. Unless otherwise noted, references to fiscal 1998, 1997 and, 1996 relate to the fiscal years ended December 31, 1998, 1997 and 1996.


OVERVIEW

                  The Company's primary focus is on the development of computer-aided diagnostic imaging systems for the cytopathology laboratory marketplace. The Company's integrated systems use reliable, accurate, sensitive and innovative products and methods to provide laboratories with comprehensive solutions that improve efficiency and reduce costs while achieving significant improvements in disease detection.

                  On January 20, 1998, the Board voted not to complete the equity carve-out of the research and development portion of its cytopathology business as previously announced.

                  On March 5, 1998, the Company announced that the Board of Directors has authorized management to seek buyers for those aspects of the Company's business that do not contribute to the development and marketing of an integrated product line of imaging-based cytopathology systems and testing procedures. On November 20, 1998, the Company signed an agreement to sell its Microbiology Business and obtained shareholder approval to close such sale on December 22, 1998. On January 29, 1999, the Company completed the sale of its Microbiology Business. Accordingly, the Microbiology Business is reported as discontinued operations in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  In October 1998, the Company announced it would focus on documenting quantitatively the benefits of its cytopathology products at three laboratory sites, with each site representing a different segment of the laboratory marketplace. The timeframe required to obtain and publish this data is anticipated to be sometime in 1999. The Company has made reductions in its cytopathology production and marketing workforce in conjunction with this decision. On March 9, 1999, the Company announced it had signed a letter of intent to license the AcCell(TM) 2000, 2001 and 3000 Series for use in cervical cytology without imaging. In addition, certain inventory will be sold in the transaction which is anticipated to close on or before June 1, 1999.

                  On December 29, 1995, the Company acquired all of the Common Stock of AccuMed, Inc. and its wholly owned subsidiary. Pursuant to the terms of the Merger Agreement, 313,652 shares of Common Stock and 21,158 warrants were issued to AccuMed, Inc. shareholders and warrantholders, respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by the Company. The contingency associated with 156,826 shares of Common Stock and 10,579 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in process research and development ($3,499,727). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during the year ended December 31, 1996.

                  The contingency associated with the remaining 156,826 shares of Common Stock and 10,579 warrants was resolved (performance goal achieved) in March 1997, resulting in contingent consideration of $3,582,068. Such amount has been recorded as goodwill associated with the Merger and charged off in its entirety to operations during the year ended December 31, 1997 as an impaired asset.

                  On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics Imaging Corp. Oncometrics was formed in 1995 to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides. The results of operations reflected in the Company's consolidated statement of operations for fiscal year 1996 include the results of operations of the Oncometrics from the date of acquisition, whereas results of operations for fiscal year 1997 include the results of these acquisitions for the entire year. In June 1998, the Company acquired the final one-third of Oncometrics stock it did not own for $685,000.


RESULTS OF OPERATIONS

                  OVERVIEW

                  During 1998, the Company received shareholder approval to dispose of its Microbiology Business. Accordingly, the results of the Microbiology Business are reported as a discontinued operation in the accompanying financial statements. The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business.


                  FISCAL 1998 COMPARED TO FISCAL 1997

                           REVENUES AND GROSS MARGINS

                  Fiscal 1998 revenues reflect the initial sale of the AcCell/Savant Clinical DNAnalyzer to a medical research facility. The Company has ceased marketing its other products to develop quantitative data regarding the benefits of its systems at three laboratory sites. The 1998 gross loss on sales reflects noncaptializable manufacturing cost and costs associated with suspending manufacturing operations.


                           OPERATING EXPENSES

                  General and administrative expenses decreased about $900,000 to $5.3 million as compared to $6.2 million in 1997. This decrease is due primarily to the reduction in the number of management and administrative personnel necessary to support the reduced level of activity and a reduction in professional fees.

                  Sales and marketing expenses of $1.4 million were flat as compared to 1997. This reflects the growth of staff and development of the initial marketing program for the Company's AcCell product line which occurred in the first three quarters of the year. The Company reduced sales efforts in the fourth quarter of 1998 to focus on the documentation of the quantitative benefits of its products.

                  Research and development expenses decreased $1.4 million to $2.6 million in 1998 as compared to $4.0 million in 1997. The decrease is due to the costs associated with the Company's 510(K) clearance received from the U.S. Food and Drug Administration in August 1997, and a reduction in personnel to focus on the Company's next generation product.


                           OTHER INCOME AND EXPENSE

                  Interest expense decreased $2.2 million to $1.4 million in 1998 as compared to $3.6 million in 1997. The decrease reflects reduced debt levels as a result of the conversion of $5.2 million in 12% convertible notes into Series A Preferred Stock in February 1998. Also, in 1997 the Company had a write-off of $1.9 million related to the "in the money" conversion feature of the 12% convertible notes.

                  Other income increased to $800,000 in 1998 from $500,000 in 1997. This increase reflects licensing fee income of $500,000 and interest income earned from cash received in the private placement in March 1998.


                           DISCONTINUED OPERATIONS

                  Discontinued operations reflect the operating results of the Microbiology Business which was disposed of in January 1999.


                           EXTRAORDINARY LOSS

                  For the year ended December 31, 1998, the company incurred a $1,168,000 extraordinary loss related to the conversion of par value $5,275,000 of convertible Notes and $329,030 in accrued interest thereon into 1,245,340 shares of Series A Convertible Preferred stock. Of the total expense, $193,000 represented cash fees and expenses. The balance of $975,000 represented non-cash costs associated with the write-off of the value of warrants issued as an inducement to the converting noteholders, and original issue discount costs associated with the converted debt.


                  FISCAL 1997 COMPARED TO FISCAL 1996

                           REVENUES AND GROSS MARGINS

                  Sales revenues for the fiscal year 1997 were $1.0 million compared to $1.4 million for fiscal year ended 1996. The lack of increase in cytopathology sales was due to delays in obtaining FDA approval to market a new product and in building and training a direct sales force.

                  The loss of $556,000 on gross sales reflects unabsorbed volume variances that relate mainly to overhead costs associated with expanding manufacturing capacity of that product line which could not be capitalized.


                           OPERATING EXPENSES

                  General and administrative expenses increased from $3.6 million in the year 1996 to $6.2 million in 1997, a 72% increase, due primarily to increases in staffing, office, professional fees, and investor relations efforts as a result of the Oncometrics acquisition and public offering occurring in the fourth quarter of 1996.

                  Research and development expenses increased from $2.5 million in the year 1996 to $4.0 million in the year 1997, a 60% increase, due primarily to increased spending to develop and obtain FDA clearance for the TracCell(TM) 2000 Slide Mapping System.

                  Sales and marketing expenses increased from $1.3 million in the year 1996 to $1.4 million in the year 1997, an 8% increase, due to the expansion of the sales staff for marketing the AcCell(TM) and TracCell(TM) 2000 Slide Mapping Systems.

                  The goodwill write off of $3.6 million in 1997 reflects the issuance of contingent shares issued as a result of the Merger in 1995. Acquired research and development expenses for fiscal 1996 include $3.5 million of in-process research and development cost which arose from the Merger and $2.5 million which arose mainly from the Oncometrics acquisition.


                           OTHER INCOME AND EXPENSE

                  Interest expense of $3.6 million in fiscal year 1997 reflected amounts accrued on the three year notes issued in March 1997, the $1.9 million write-off of the "in the money" conversion feature of those notes, and installment and bridge financing received in the third quarter. The interest expense for 1996 of $458,000 reflected non-cash interest incurred for issuance of warrants connected with notes payable repaid in 1996.

                  The Company realized net other income of $2.9 million for fiscal year 1996 compared to net other income of $500,000 for fiscal year 1997. The primary reason for the decrease was the recognition of $3.5 million in licensing fee income for fiscal 1996.


                           DISCONTINUED OPERATIONS

                  Discontinued operations reflect the operating results of the Microbiology Business, which was disposed of in January 1999.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

                  The Company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop new cytopathology products. Throughout fiscal 1998, the Company has used operating cash flow from its Microbiology Business, together with debt and equity financing, to fund such activities.

                  The Company's cash balance at December 31, 1998 reflects the Company's efforts to minimize interest expense due under its revolving credit line. The Company believes that current cash balances and internally generated funds, including the sale of the Company's Microbiology Business, closed on January 29, 1999, will be sufficient to finance the Company's projected operations through at least the next 12 months.

                  The increased inventory levels at December 31, 1998 as compared to December 31, 1997 reflect a build up of cytopathology products to service the Company's "try-buy" program and units returned from a former distributor. The Company agreed to pay $650,000 for these units with $400,000 payable through February 1999 and the balance payable in $25,000 monthly installments throughout 1999.

                  Current liabilities are lower at December 31, 1998 as compared to the beginning of the year, mainly due to less vendor financing and less accrued interest due to lower long-term debt levels. Accounts payable was reduced as a result of the use of funds raised from the private placement of Common Stock in March 1998. Long-term debt was reduced as a result of the debt conversion on February 1998.

INVESTING ACTIVITIES

                  On June 29, 1998, the Company acquired the remaining one-third of the outstanding stock of Oncometrics that it did not already own. The Company paid $342,500 in cash and $342,500 in a convertible 18-month note with a rate of 2% over the Canadian prime rate in exchange for the stock and a loan payoff to the seller of $154,000.

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


FINANCING ACTIVITIES

                  In February 1998, the Company exchanged $5,275,000 in principal amount of its Convertible Notes plus accrued interest thereon of $329,000 for 1,245,340 shares of Series A Convertible Preferred Stock (convertible into 830,227 shares of Common Stock at a conversion price of $6.75 per share) and five-year warrants exercisable to purchase 207,557 shares of Common Stock at $6.75 per share. As a result of this exchange, the Company's net tangible assets increased by about $4,700,000 and its interest expense will be reduced by about $1,294,000 through March 2000. The balance of $3,225,000 of the Convertible Notes remained outstanding and unaffected by this exchange throughout 1998.

                  The Company's most recent private placement, closed in March 1998, raised gross cash proceeds of $5,515,000 and net cash proceeds of $4,864,000 after payment of fees and commissions. It resulted from the issuance of 1,447,778 shares of Common Stock and seven-year warrants to purchase 1,447,778 shares of Common Stock at an exercise price of $4.50 per share. As part of this offering, a director of the Company converted a $1,000,000 loan into Common Stock under the same terms. During the fiscal year 1998, the Company also received an aggregate of $58,000 upon the exercise of stock options and warrants.

                  At December 31, 1998, the Company's long-term debt consists principally of: 1) $3,141,000 on unsecured 12% Convertible Notes, net of a discount of $84,000 due March 2000, and 2) a $3,267,000 secured note payable, net of a discount of $110,000, payable in 48 equal monthly installments of principal and interest of $113,400 through September 2001, with a balloon payment of $675,000 due October 31, 2001. This loan bears interest at 14.5%. The Company has a revolving credit facility, renewable monthly under which it may borrow up to $4,000,000 based on the amount of eligible trade receivables. The credit line under this arrangement was $1,600,000 based on borrowing based calculations at December 31, 1998, of which $132,000 was unused. The interest rate on the credit line is the higher of the highest prime rate plus 2.5% or 9% (10.25% at December 31, 1998).

                  On January 29, 1999, the Company sold its Microbiology Business and received cash proceeds of $15,150,000. The proceeds were used to retire the 12% convertible notes, the secured note payable, and the revolving credit facility, with the balance of about $5,700,000 cash retained for general corporate and working capital purposes.

                  The Company currently has no commitments with respect to sources of additional financing. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its research, development, and marketing activities and, potentially, cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders.


YEAR 2000 COMMPLIANCE

                  The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruption of operations, including, but not limited to, a temporary inability to process transactions, including invoices or other similar business activities.


STATE OF READINESS

                  The Company is currently in a research and development phase and does not have significant interdependence of computer systems with third-party customers or suppliers. The Company's Year 2000 compliance plan provides for the conversion of noncompliant information technology systems in the second and third quarter of 1999. The conversion project involves three phases: selection and installation of hardware and software, loading the financial database into the new system, and testing.

                  The Company has reviewed its non-information technology systems and has determined that any required repair of imbedded technology should not have a significant impact on the Company's operations. The Company has received representations from its vendors of non-financial network servers and software that these products are Y2K compliant. All of the Company's products, including software sold in products to customers, have been developed with consideration for the millenium change, and have undergone specific year 2000 date testing to verify and validate compliance.

                  The Company has made inquiry of its banks and lenders and has received representation that the devices and software used by these third parties are Y2K compliant.


COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

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

                  The Company has not undertaken a survey to ascertain the Y2K readiness of its suppliers or customers. A reasonable description of the most reasonably likely worst case Y2K scenario due to the failure of customers or suppliers to be Y2K compliant would be a disruption in the production and shipment of products, resulting in a decrease in sales and operating cash flow. The Company cannot quantify now significant the potential sales or operating cash flow decrease could be.


THE COMPANY'S CONTINGENCY PLANS

                  With the announced sale of the Microbiology Business and the nature of the Company's continuing research and development operations, management has elected to develop contingency plans on an ad hoc basis as the need for such plans arise.


NEW ACCOUNTING STANDARDS

                  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses), in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in shareholder's equity during the period except those resulting from investments by owners and distribution to owners. Adoption of this statement did not have a material effect on the financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The following financial statements are filed with this report as pages F-1 through F-20 following the signature page:

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Shareholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1999 Combined Annual and Special Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With

Reporting Requirements" in the definitive Proxy Statement for the 1999 Combined Annual and Special Meeting of Shareholders to be filed with the Commission is within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

               The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1999 Combined Annual and Special Meeting of shareholders to be filed with the Commission within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive Proxy Statement for the 1999 Combined Annual and Special Meeting of Shareholders to be filed with the Commission within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy Statement for the 1999 Combined Annual and Special Meeting of Shareholders to be filed with the Commission within 120 days following the Company's last fiscal year end is hereby incorporated herein by reference.





                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

               (a) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report as pages F-1 through F-21 following the signature page:

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Shareholders' Equity
               Consolidated Statement of Cash Flows
               Notes to Consolidated Financial Statements

               (b) No reports on Form 8-K were filed for the three month period ended December 31, 1998.

               (c) See Exhibit Index located on page 28.

               (d) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule is filed as part of this report as page F-22 following the signature page:

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

Dated: March 31, 1999                       ACCUMED INTERNATIONAL, INC.


                                            By:  \s\  PAUL F. LAVALLEE
                                               ----------------------------
                                                 Paul F. Lavallee, Chairman of
                                                 the Board and Chief Executive
                                                 Officer
                                                 (principal executive officer)



                                            By:  \s\  GARY A. NEWBERRY
                                               ----------------------------
                                                 Gary A. Newberry, Chief
                                                 Financial Officer (principal
                                                 accounting officer)

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on the 30th day of March, 1999, by the following persons on behalf of the Registrant and in the capacities and the dates so indicated.

                  Each Director of the registrant whose signature appears below, hereby appoints Paul F. Lavallee and Gary A. Newberry, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the registrant, and to file with the Commission any and all Amendments to this Annual report on Form 10-K to the same extent and with the same effect as if done personally.


DATED: March 31, 1999                       By:  \s\ PAUL F. LAVALLEE
                                               ----------------------------
                                                 Paul F. Lavallee, Chairman


DATED: March 31, 1999                       By:  \s\ HAROLD S. BLUE
                                                ---------------------------
                                                 Harold S. Blue, Director


DATED: March 31, 1999                       By:  \s\ JACK H. HALPERIN
                                                --------------------------
                                                 Jack H. Halperin, Director


DATED: March 31, 1999                       By:  \s\ MARK BANISTER
                                                --------------------------
                                                 Mark Banister, Director


DATED: March 31, 1999                       By:  \s\ LEONARD M. SCHILLER
                                                --------------------------
                                                 Leonard M. Schiller, Director



DATED: March 31, 1999                       By:  \s\ ROBERT L. PRIDDY
                                                -------------------------
                                                 Robert L. Priddy, Director

DATED: March 31, 1999                       By:  \s\ J. DONALD GAINES
                                                ---------------------------
                                                 J. Donald Gaines, Director

EXHIBIT INDEX


Exhibit
  No.                         Description of Exhibit                        Page
-------                       ----------------------                        ----
  3.1    Asset Purchase Agreement by and between AccuMed International,
         Inc. and AMI Acquisition Corp. dated as of November 20, 1998
         (22)

  3.2    Bylaws of the Registrant. (1)

  3.3    Amendment No. 1 to Bylaws of the Registrant. (19)

  4.1    Certificate of Incorporation of the Registrant (1)

  4.2 Certificate of Amendment to Certificate of Incorporation of the Registrant increasing authorized Common Stock (14)

  4.3    Certificate of Designation, Rights and Preferences of Series A
         Convertible Preferred Stock (15)

  4.4 Certificate of Correction to Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock (15)

  4.5 Certificate of Amendment to Certificate of Incorporation of the Registrant effecting reverse stock split (21)

  4.6    Specimen Certificate for Common Stock (1)

  4.7    Bylaws of the Registrant (1)

  4.8    Amendment No. 1 to Bylaws of the Registrant (19)

  4.9    Warrant Agreement dated as of February 23, 1998 between the
         Company and Commonwealth Associates, including form of Warrant
         Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 (pre split) Common Stock purchase
         Warrants issued to investors in a Note Exchange Offer. (15)

 4.10    Warrant Agreement dated March 19, 1998 between the Registrant and Commonwealth Associates representing an aggregate of
         350,000(pre split) Common Stock purchase warrants issued to
         Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer
         (19)

 4.11 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between the Registrant and each of the investors in a Note Exchange Offer (15)

4.12  Warrant Agreement dated as of March 19, 1998, as amended by Amendment No.
      1 dated as of March 23, 1998, between the Registrant and Commonwealth
      Associates pertaining to an aggregate of 8,686,667 (pre split) Common
      Stock purchase Warrants issued to investors in a private placement. (19)

4.13 Form of Warrant Certificate representing an aggregate of 8,686,667 (pre split) Common Stock purchase Warrants issued to investors in a private placement in March 1998 (19)

4.14  Form of Warrant to Purchase Common Stock dated March 19, 1998 or March
      23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 (pre split) Common Stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital
      Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

4.15  Form of Subscription Agreement and Registrant Rights Agreement dated
      March 19, 1998 or March 23, 1998 between the Registrant and each of the investors in a private placement (19)

4.16  Specimen stock certificate for Common Stock. (1)

5.1 Opinion of Joyce L. Wallach, Esq., General counsel to the Registrant, regarding the legality of the securities offered hereby. (20)

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

10.3  Employment Agreement between the Registrant and Peter P. Gombrich dated
      August 1, 1994. (1)(4)

10.4  Employment Letter between the Registrant and Joyce L. Wallach dated as of
      November 25, 1996. (4)(16)

10.5  Employment Agreement between the Registrant and Michael D. Burke dated
      May 23, 1997. (4)(17)

10.6  Separation Agreement and General Release between the Registrant and
      Michael D. Burke dated December 31, 1997. (4) (19)

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

10.8   Escrow Agreement dated as of March 22, 1994, between the Registrant and
       G&G Dispensing, Inc. (3)

10.9   License Agreement between the Registrant and Becton, Dickinson and
       Company effective as of October 11, 1995. (3)

10.10  License and Distribution Agreement dated February 20, 1996 between the
       Registrant and BioKit, S.A. (1)

10.11  Addendum to License and Distribution Agreement dated February 20, 1996 between the Registrant and BioKit, S.A. (19)

10.12  1995 Stock Option Plan. (1)(4)

10.13  Amendment No. 1 to the Registrant's 1995 Stock Option Plan. (4)(7)

10.14  Amendment No. 2 to the 1995 Stock Option Plan. (4)(16)

10.15  Amendment No. 3 to the 1995 Stock Option Plan. (4)(19)

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

10.18 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.19  Amended and Restated 1990 Stock Option Plan. (4)(8)

10.20  Amendment No. 1 to Amended and Restated 1990 Stock Option Plan. (4)(16)

10.21  The Registrant's Amended and Restated 1992 Stock Option Plan. (10)(4)

10.22  Amendment No. 1 to Amended and Restated 1992 Stock Option Plan. (4)(16)

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

10.28  O.E.M. Supply Agreement between Olympus America, Inc., Precision
       Instrument division and the Registrant dated May 31, 1996. (11)

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

10.30  Share Purchase Agreement between the Registrant and Xillix Technologies
       Corp. dated as of August 16, 1996. (10)

10.31  Subscription Agreement between the Registrant and Oncometrics Imaging
       Corp. dated as of August 16, 1996. (10)

10.32  Stock Purchase Agreement by and among the Registrant, RADCO Ventures,
       Inc. and the Selling Shareholders named therein dated as of August 15, 1996. (9)

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


10.42 Form of Subscription Agreement between the Registrant and several investors in the private placement consummated on March 13, 1997. (16)

10.43 Form of 12% Convertible Promissory Note evidencing indebtedness in the original aggregate principal amount of $8.5 million made by the Registrant in favor of several investors in the private placement consummated on March 13, 1997. (16)

10.44  Form of Warrant to Purchase Common Stock dated February 23, 1998 between the Registrant and Commonwealth Associates representing an aggregate of
       200,000 Common Stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12% Convertible Promissory Notes.
       (19)

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

10.50 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $64,409.20. (4)(16)

10.51 Promissory Note dated December 30, 1996 made by Dr. Norman Pressman in favor of the Registrant evidencing indebtedness in the original principal amount of $100,000. (4)(16)

10.52  O.E.M Supply Agreement between the Registrant and Leica Microscopie und
       Systems GmbH dated as of May 26, 1996. (17)

10.53  Manufacturing and Supply Agreement between the Registrant and RELA, Inc.
       dated as of May 26, 1997. (17)

10.54  Equipment Loan and Security Agreement dated as of September 23, 1997 between the Registrant and Transamerica Business Credit Corporation.
       (17)

10.55 Promissory Note No. 1 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.56 Promissory Note No. 2 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.57 Promissory Note No. 3 dated as of September 30, 1997 by the Registrant in favor of Transamerica Business Credit Corporation in the original principal amount of $1,500,000. (17)

10.58  Loan and Security Agreement dated October 24, 1997 between the
       Registrant as Borrower and Transamerica Business Credit Corporation as
       Lender, and Schedule thereto. (19)

10.59 Revolving Credit Note dated October 24, 1997 in the original principal amount of $4,000,000 by the Registrant in favor of Transamerica Business
       Credit Corporation. (19)

10.60  Depository Account Agreement dated October 24, 1997 among Transamerica
       Business Credit Corporation, the Registrant and Bank One, N.A.
       (incorporated by reference to Exhibit 10.60 filed herewith). (19)

10.61  Patent and Trademark Security Agreement dated as of October 24, 1997 between the Registrant and Transamerica Business Credit Corporation.
       (19)

10.62  Security Agreement in Copyrighted Works dated as of October 24, 1997 between the Registrant and Transamerica Business Credit Corporation.
       (19)

10.63  Promissory Note made August 18, 1997 by the Registrant in favor of
       Robert L. Priddy representing indebtedness in the original principal amount of $500,000. (19)

10.64  Security Agreement dated as of August 18, 1997 between the Registrant as
       Debtor and Robert L. Priddy as Secured Party. (19)

10.65  Warrant Agreement dated as of August 18, 1997 between the Registrant and
       Robert L. Priddy representing warrants to purchase 50,000 shares of Common Stock. (19)

10.66  Promissory Note made February 2, 1998 by the Registrant in favor of
       Robert L. Priddy representing indebtedness in the original principal amount of $1,000,000. (19)

10.67 Security Agreement dated as of February 2, 1998 between the Registrant as Debtor and Robert L. Priddy as Secured Party. (19)

10.68 Warrant Agreement dated as of February 2, 1998 between the Registrant and Robert L. Priddy representing warrants to purchase 100,000 shares of Common Stock. (19)

10.69 Agreement between the Company and Paul F. Lavallee and Gypsy Hill LLC effective January 29, 1998 (21)

10.70  Agency Agreement dated as of February 13, 1998, as amended by Amendment
       No. 1 dated as of February 23, 1998, between the Registrant and Commonwealth Associates pertaining to a Note Exchange Offer. (19)

10.71  Warrant Agreement dated as of February 23, 1998 between the Company and
       Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 Common
       Stock purchase Warrants issued to investors in a Note Exchange Offer.
       (15)

10.72  Warrant Agreement dated March 19, 1998 between the Registrant and
       Commonwealth Associates representing an aggregate of 350,000 Common
       Stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer. (19)

10.73 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between the Registrant and each of the investors in a Note Exchange Offer. (15)

10.74  Agency Agreement dated as of March 12, 1998, as amended by Amendment No.
       1 dated as of March 19, 1998, between the Registrant and Commonwealth
       Associates pertaining to a private placement. (19)

10.75  Warrant Agreement dated as of March 19, 1998, as amended by Amendment
       No. 1 dated as of March 23, 1998, between the Registrant and Commonwealth Associates pertaining to an aggregate of 8,686,667 Common
       Stock purchase Warrants issued to investors in a private placement. (19)

10.76  Form of Warrant Certificate representing an aggregate of 8,686,667
       Common Stock purchase Warrants issued to investors in a private placement in March 1998. (19)

10.77  Form of Warrant to Purchase Common Stock dated March 19, 1998 or March
       23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 Common Stock purchase
       Warrants issued to Commonwealth Associates, Bellingham Capital
       Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

10.78  Form of Subscription Agreement and Registration Rights Agreement dated
       March 19, 1998 or March 23, 1998 between the Registrant and each of the investors in a private placement. (19)

10.79 Second Amendment dated August 31, 1997 to O.E.M. Supply Agreement between Olympus America, Inc., Precision Instrument division and the
       Registrant dated May 31, 1996. (19)

10.80  1997 Stock Option Plan and Amendment No. 1 to the 1997 Stock Option Plan
       (Appendix C in May 19, 1998 Proxy Statement)

21     Subsidiaries of the Registrant.

23.1   Consent of KPMG LLP.

23.2   Power of Attorney (contained in the signature page)

23.3   Consent of Joyce L. Wallach, Esq., General Counsel to the Registrant (20)

27.1   Financial Data Schedule
________________

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

(15) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(17) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

(19) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated by reference to the Registration Statement on Form S-3 (Regis. No. 333-56393) filed with the Commission on June 9, 1998.

(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 29, 1999.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Independent Auditors' Report   .  .  .  .  .  .  .  .  .  .  .  .  .  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997    .  .  F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996.  . .  .  .  .  .  .  .  .  .  .  .  F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996. .  .  .  .  .  .  .  .  .  .  .  .  F-6

Notes to Consolidated Financial Statements .  .  .  .  .  .  .  .  .  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
AccuMed International, Inc.:

We have audited the accompanying consolidated balance sheets of AccuMed International, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuMed International, Inc. and subsidiaries as of December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/  KPMG LLP

Chicago, IL
March 26, 1999

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                          ------------------------------------------
                                ASSETS                            1998                  1997
                                                          --------------------  --------------------
CURRENT ASSETS
  Cash and cash equivalents                            $            361,983   $           469,639
  Accounts receivable, net                                        3,535,819             4,664,152
  Prepaid expenses                                                  187,697               183,817
  Production inventory                                            4,416,437             3,464,190
                                                       --------------------  --------------------
TOTAL CURRENT ASSETS                                              8,501,936             8,781,798
                                                       --------------------  --------------------
FIXED ASSETS, NET                                                 2,889,960             5,178,528
                                                       --------------------  --------------------
Deferred financing costs, net                                       177,625               640,224
Purchased technology, net of amortization of $1,413,000           5,085,018             4,950,753
in 1998 and $925,000 in 1997, respectively
Other assets                                                        918,989               997,414
                                                        -------------------  --------------------
                                                        $        17,573,528            20,548,717
                                                        ===================  ====================
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $         3,598,538   $         3,590,022
  Payroll and related accruals                                      280,000               458,794
  Accrued interest                                                  189,069               441,100
  Other current liabilities                                         646,834               660,842
  Notes payable                                                   1,468,266             1,888,273
  Long term debt, current portion                                 1,155,400               700,000
                                                       --------------------  --------------------
TOTAL CURRENT LIABILITIES                                         7,338,107             7,739,031
                                                       --------------------  --------------------
Warranty reserves, non-current                                      230,625               467,299
Long term debt                                                    5,781,850            11,454,755
Minority interest                                                         -               154,560
                                                       --------------------  -------------------
                                                                  6,012,475            12,076,614
                                                       --------------------  --------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, 5,000,000 shares                               4,329,466                     -
    authorized; 962,102  series A
    convertible issued
    and outstanding at December 31, 1998;
    0 issued and outstanding at
    December 31, 1997
  Common stock, $0.01 par value;                                     54,801                37,881
    50,000,000 shares authorized,
    5,480,088 issued and
    outstanding at
    December 31, 1998;
    3,788,145 issued and
    outstanding at
    December 31, 1997
  Additional paid-in capital                                     59,539,649            52,143,231
  Accumulated other comprehensive income                            (53,995)               22,586
  Accumulated deficit                                           (59,430,238)          (51,253,889)
  Treasury stock;  37,956 shares at                                (216,737)             (216,737)
  December 31, 1998 and 1997                           --------------------  --------------------
TOTAL STOCKHOLDERS' EQUITY                                        4,222,946               733,072
                                                       --------------------  --------------------
                                                          $      17,573,528    $       20,548,717
                                                       ====================  ====================

          See accompanying notes to consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                               1998                  1997                  1996
                                                       --------------------  --------------------  --------------------
Sales
                                                       $            326,862  $          1,000,776  $          1,412,256
Less cost of sales                                                 (855,788)           (1,557,175)           (1,393,631)
   Gross profit (loss)                                 --------------------  --------------------  --------------------
                                                                   (528,926)             (556,399)               18,625
                                                       --------------------  --------------------  --------------------
Operating expenses:
   General and administrative                                     5,308,417             6,198,665             3,642,113
   Acquired research and development                                      -                     -             5,957,927
   Research and development                                       2,569,864             4,035,360             2,474,408
   Asset impairment                                                       -             3,582,068                     -
   Sales and marketing                                            1,388,826             1,427,735             1,331,088
                                                       --------------------  --------------------  --------------------
     Total operating expenses                                     9,267,107            15,243,828            13,405,536
                                                       --------------------  --------------------  --------------------
Operating income (loss)                                          (9,796,033)          (15,800,227)          (13,386,911)
                                                       --------------------  --------------------  --------------------
Other income (expense):
  Interest expense                                               (1,411,335)           (3,568,603)             (458,214)
  Other income (expense)                                            847,613               511,145             2,941,270
                                                       --------------------  --------------------  --------------------
     Total other income (expense)                                  (563,722)           (3,057,458)            2,483,056
                                                       --------------------  --------------------  --------------------
Loss before income taxes from
continuing operations                                           (10,359,755)          (18,857,685)          (10,903,855)
Income tax expense                                                        -                     -                     -
                                                       --------------------  --------------------  --------------------
Loss from continuing operations
         before extraordinary item                              (10,359,755)          (18,857,685)          (10,903,855)
Discontinued operations:
         Income (loss) from discontinued operations               3,351,486             1,939,109              (669,958)

Extraordinary item - debt extinguishment loss                    (1,168,080)                    -                     -
                                                       --------------------  --------------------  --------------------
                                 Net loss                       $(8,176,349)         $(16,918,576)         $(11,573,813)
                                                       ====================  ====================  ====================
Basic loss per share from continuing operations
before extraordinary item                                            $(2.04)               $(5.13)               $(3.85)
Income (loss) from discontinued operations                             0.66                  0.53                 (0.24)
Extraordinary loss from debt extinguishment                           (0.23)                    -                     -
                                                       --------------------  --------------------  --------------------
Basic net loss per share                                             $(1.61)               $(4.60)               $(4.09)
                                                       ====================  ====================  ====================
Weighted average common shares outstanding                        5,079,894             3,675,488             2,829,245
                                                       ====================  ====================  ====================


          See accompanying notes to consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          PREFERRED STOCK                     COMMON STOCK               ADDITIONAL
                                                -------------------------------       -----------------------------       PAID-IN
                                                    SHARES            AMOUNT            SHARES           AMOUNT           CAPITAL
                                                -------------      ------------       ----------        --------        -----------
 Balances at December 31, 1995                           -         $      -           2,595,198         $25,952         $23,464,255
                                                -------------      ------------       ----------        --------        -----------
 Issuances of common stock                               -                -             713,493           7,135          17,873,758
 Issuances of warrants                                   -                -                 -               -             1,689,464
 Stock options exercised                                 -                -              96,456             965             749,409
 Warrants exercised                                      -                -              42,784             428             743,697
 Conversion of debt                                      -                -              27,765             277              77,848
 Cumulative translation adjustment                       -                -                 -               -                   -
 Shares received in litigation settlement                -                -                 -               -                   -
 Net loss                                                -                -                 -               -                   -
                                                -------------      ------------       ----------        --------        -----------
 Balances at December 31, 1996                           -                -           3,475,696          34,757          44,598,431
                                                -------------      ------------       ----------        --------        -----------
 Issuances of common stock                               -                -              11,892             119             206,170
 Issuances of warrants                                   -                -                 -               -             3,187,606
 Stock options exercised                                 -                -              60,310             603             407,958
 Warrants exercised                                      -                -              83,422             834             258,795
 Refund of stock issuance fees, net                      -                -                 -               -                74,877
 Cumulative translation adjustment                       -                -                 -               -                   -
 Shares received in litigation settlement                -                -                 -               -                   -
 Contingent shares issued                                -                -             156,825           1,568           3,409,394
 Net loss                                                -                -                 -               -                   -
                                                -------------      ------------       ----------        --------        -----------
 Balances at December 31, 1997                           -                -           3,788,145          37,881          52,143,231
                                                -------------      ------------       ----------        --------        -----------
 Issuances of common stock                               -                -           1,494,869          14,949           6,066,070
 Issuances of preferred stock                      1,245,338        5,604,030               -               -                   -
 Conversion of preferred stock to common            (283,236)      (1,274,564)          188,824           1,888           1,272,676
 Issuances of warrants                                   -                -                 -               -                   -
 Stock options exercised                                 -                -               8,250              83              57,672
 Cumulative translation adjustment                       -                -                 -               -                   -
 Net loss                                                -                -                 -               -                   -
                                                -------------      ------------       ----------        --------        -----------
 Balances at December 31, 1998                       962,102       $4,329,466         5,480,088         $54,801         $59,539,649
                                                =============      ============       ==========        ========        ===========

                                                                     ACCUMULATED
                                                                        OTHER
                                                  ACCUMULATED       COMPREHENSIVE     TREASURY        STOCKHOLDERS'   COMPREHENSIVE
                                                    DEFICIT             INCOME          STOCK            EQUITY          INCOME
                                                -------------       -------------     ----------      -------------   --------------
 Balances at December 31, 1995                  $(22,761,500)        $      -         $     -         $    728,707     $        -
                                                -------------       -------------     ----------      -------------   --------------
 Issuances of common stock                               -                  -               -           17,880,893
 Issuances of warrants                                   -                  -               -            1,689,464
 Stock options exercised                                 -                  -               -              750,374
 Warrants exercised                                      -                  -               -              744,125
 Conversion of debt                                      -                  -               -               78,125
 Cumulative translation adjustment                       -               32,586             -               32,586           32,586
 Shares received in litigation settlement                -                  -          (194,465)          (194,465)
 Net loss                                        (11,573,813)               -               -          (11,573,813)     (11,573,813)
                                                -------------       -------------     ----------      -------------   --------------
 Balances at December 31, 1996                   (34,335,313)            32,586        (194,465)        10,135,996      (11,541,227)
                                                -------------       -------------     ----------      -------------   --------------
 Issuances of common stock                               -                  -               -              206,289              -
 Issuances of warrants                                   -                  -               -            3,187,606              -
 Stock options exercised                                 -                  -               -              408,561              -
 Warrants exercised                                      -                  -               -              259,629              -
 Refund of stock issuance fees, net                      -                  -               -               74,877              -
 Cumulative translation adjustment                       -              (10,000)            -              (10,000)         (10,000)
 Shares received in litigation settlement                -                  -           (22,272)           (22,272)             -
 Contingent shares issued                                -                  -               -            3,410,962              -
 Net loss                                        (16,918,576)               -               -          (16,918,576)     (16,918,576)
                                                -------------       -------------     ----------      -------------   --------------
 Balances at December 31, 1997                   (51,253,889)            22,586        (216,737)           733,072      (16,928,576)
                                                -------------       -------------     ----------      -------------   --------------
 Issuances of common stock                               -                  -               -            6,081,019              -
 Issuances of preferred stock                            -                  -               -            5,604,030              -
 Conversion of preferred stock to common                 -                  -               -                  -                -
 Issuances of warrants                                   -                  -               -                  -                -
 Stock options exercised                                 -                  -               -               57,755              -
 Cumulative translation adjustment                       -              (76,581)            -              (76,581)         (76,581)
 Net loss                                         (8,176,349)               -               -           (8,176,349)      (8,176,349)
                                                -------------       -------------     ----------      -------------   --------------
 Balances at December 31, 1998                  $(59,430,238)        $  (53,995)      $(216,737)      $  4,222,946     $ (8,252,930)
                                                =============       =============     ==========      =============   ==============

          See accompanying notes to consolidated financial statements.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                                 1998                          1997                       1996
                                                        --------------------           --------------------    --------------------
OPERATING ACTIVITIES:
 Net income (loss)                                             (8,176,349)                  $(16,918,576)              $(11,573,813)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                3,418,034                     2,636,836                   1,124,475
   Write-off of debt discount                                           -                     2,139,000                           -
   Write-off of in-process research and development                     -                             -                   5,957,927
   Bad debt expense                                               337,353                       267,190                      93,077
   Debt extinguishment loss                                     1,168,080                             -                           -
   Write-off of impaired goodwill                                       -                     3,582,068                           -
   Minority interest                                             (191,560)                     (437,127)                   (123,919)
   Expenses paid with issuances of stock or warrants               99,000                             -                   1,441,484
   Non-cash gain on settlement                                          -                      (22,272)                    (194,465)
   Loss on asset disposals                                              -                            -                       74,706
   Changes in assets and liabilities:
     Decrease in restricted cash                                        -                       100,000                     263,000
     Decrease (Increase) in accounts receivable                  790,980                       (577,081)                 (1,361,961)
     Decrease (Increase) in prepaid expenses                      (3,880)                       (83,953)                    (92,362)
     and deposits
     Decrease (Increase) in production inventory                (952,247)                      (818,064)                   (629,007)
     Decrease (Increase) in patents and other                    (66,975)                      (692,948)                    (33,316)
     assets
     Decrease (Increase) in purchased technology                       -                              -                           -
     Increase (Decrease) in accounts payable                    (184,484)                      1,364,512                    334,908
     Increase (Decrease) in other current                       (115,803)                        120,997                 (1,308,170)
     liabilities
     Increase (Decrease) in warranty reserves                   (236,674)                      (332,701)                          -
                                                       --------------------           --------------------           --------------
CASH USED IN OPERATING ACTIVITIES                             (4,114,525)                    (9,672,119)                 (6,027,436)
                                                       --------------------           --------------------           --------------
INVESTING ACTIVITIES:
 Purchase of fixed assets                                       (157,132)                    (1,208,130)                 (1,479,694)
 Purchase of Oncometrics stock                                  (342,500)                             -                           -
 Acquisition of business, net                                          -                     (6,000,000)                 (3,854,737)
                                                       --------------------           --------------------           --------------
CASH USED IN INVESTMENT ACTIVITIES                              (499,632)                    (7,208,130)                 (5,334,431)
                                                       --------------------           --------------------           --------------
FINANCING ACTIVITIES:
 Proceeds from issuances of common stock, net                  4,852,394                        743,064                  13,976,390
 Deferred financing costs                                              -                       (849,124)                          -
 Notes receivable (issued) collected                                   -                         50,074                    (214,273)
 Payment of notes payable and capital lease obligation        (1,329,312)                    (6,379,858)                 (1,429,536)
 Proceeds from issuance of notes payable                       1,000,000                     14,994,373                   1,025,000
 Proceeds from bridge loan                                             -                      6,000,000                     592,551
                                                       --------------------           --------------------           --------------
CASH PROVIDED BY FINANCING ACTIVITIES                          4,523,082                     14,558,529                  13,950,132
                                                       --------------------           --------------------           --------------
EFFECT OF EXCHANGE RATES ON CASH                                 (16,581)                       (10,000)                     32,586
                                                       --------------------           --------------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (107,656)                    (2,331,720)                  2,620,851
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 469,639                      2,801,359                     180,508
                                                       --------------------           --------------------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      361,983                 $      469,639              $    2,801,359
                                                       ====================           ====================           ==============


          See accompanying notes to consolidated financial statements.
                                       F-6

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     AccuMed International, Inc. and subsidiaries ("the Company") engage in the development and manufacturing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. These activities are conducted primarily in the United States, the United Kingdom and Canada. The Company markets products in two laboratory market segments: 1) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears, and 2) Microbiology - proprietary disposable products and automated instruments used to identify infectious organisms and determine susceptibility to antimicrobial agents.

     Basis of Presentation

      In December 1998, the Company received stockholder approval to sell the Company's microbiology division and such sale occurred in January 1999. As discussed in Note 20, the operating results of the microbiology division have been segregated from continuing operations and reported as a discontinued operation. Other than net assets of the discontinued operations, substantially all of the company's assets are located in the United States.


     Reverse Stock Split

     On May 19, 1998, the stockholders approved a reverse one-for-six stock split, which was effected by the Board of Directors as of May 21, 1998. The reverse split covered all outstanding common shares and all agreements concerning stock options, warrants, convertible notes and other commitments payable in shares of the Company's common stock. All references to per-share information in the accompanying financial statements and notes to consolidated financial statements have been adjusted to reflect the reverse split on a retroactive basis.


2.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of AccuMed International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Concentrations of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company's trade receivables result primarily from its microbiology operations and reflect a broad customer base throughout the United States and Europe. At December 31, 1998 and 1997, respectively, the Company's foreign accounts receivable were about $1,076,000 and $1,188,000.

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

     Valuation of Options and Warrants Issued

     The Company utilizes the Black-Scholes pricing model to determine the fair value of warrants and options issued in exchange for goods or services. During 1998 and 1997, the Company incorporated the following assumptions into the model: risk free rate - ranging from 6% to 7%, expected volatility - 30% in 1998 and 20% in 1997 and expected dividend zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the option or warrant issued. Other assumptions, relating to option life, strike price and stock price, are determined at the date the option or warrant is issued.

     Non-monetary Transactions

     Non-monetary transactions are recorded based on the fair values of the assets or services involved. Fair values are determined based on the assets exchanged or received, whichever is more clearly evident.

     General Information Regarding Reportable Segments of an Enterprise

     Effective December 31, 1997, the Company adopted SFAS No. 131 regarding disclosures about segments of an enterprise and related information. Refer to
Note 1 for a description of the types of products from which each reportable segment derives its revenues.

     Reclassifications

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.


3.  ACCOUNTS RECEIVABLE

     Accounts receivable are carried at estimated net realizable value and include the following at December 31:


                                               1998            1997
                                               ----            ----
Trade receivables                            $3,888,819      $5,058,972
Allowance for doubtful accounts                (353,000)       (394,820)
                                             ----------      ----------
Total                                        $3,535,819      $4,664,152
                                             ==========      ==========

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Bad debt expense was $377,353, $267,190 and $93,077 for the years ended December 31, 1998, 1997 and 1996, respectively.


4.  PRODUCTION INVENTORIES

    Production inventories includes the following at December 31:

                                                                 1998           1997
                                                                 ----           ----
Raw material and packaging supplies                             $1,330,564       $999,561
Work in process                                                    344,719        402,269
Finished goods                                                   2,741,154      2,062,360
                                                                -----------    -----------
Total                                                           $4,416,437     $3,464,190
                                                                ===========    ===========

5.  FIXED ASSETS

     Fixed assets includes the following at December 31:


                                                Estimated
                                                Useful Life     1998           1997
                                                -----------     ----           ----
Equipment                                       3 - 5 Years     $7,182,790     $7,035,277
Leasehold improvements                          5 - 13 Years       983,659        964,392
                                                                -----------    ----------
                                                                 8,166,449      7,999,669
Less accumulated depreciation and amortization                  (5,276,489)    (2,821,141)
                                                                -----------    -----------
Total                                                           $ 2,889,960    $ 5,178,528
                                                                ===========    ===========

     Maintenance and repair expenses for the years ended December 31, 1998,
1997 and 1996 were $156,562, $166,720 and $106,144, respectively.   There were
no material construction commitments outstanding as of December 31, 1998.


6.  OTHER ASSETS

     Other assets includes the following at December 31:

                                                                   1998            1997
                                                                   ----            ----
Patents, net of amortization of $50,000 and $29,000, respectively        $795,839     $590,243
Deposits for equipment                                                      -  -       125,000
Note receivable, officer                                                  123,150      164,199
Other                                                                       -  -       117,972
                                                                   --------------  -----------
Total                                                                    $918,989  $   997,414
                                                                   ==============  ===========

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following at December 31:

                                     1998                1997
                                     ----                ----
Current portion of warranty reserve  $    112,000       $     130,000
Accrued rent                              158,000              31,000
Deferred revenue                          254,502             125,452
Customer deposits                             - -              12,924
Other                                     122,332             361,466
                                          -------             -------
 Total                               $    646,834        $    660,842
                                     ============        ============

8.   NOTES PAYABLE

     The Company entered into a revolving line of credit in October 1997, the balance of which was $1,468,266 and $1,888,273 at December 31, 1998 and 1997, respectively. Under terms of the agreement, the Company may borrow up to 80% of eligible accounts receivable up to $4,000,000. The line of credit was paid off in January, 1999. See Note 21 regarding subsequent events. The line is secured by substantially all of the Company's assets and bears an interest rate of the higher of 9% or the highest prime rate plus 2.5% (10.25% at December 31, 1998).


9.   LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997, respectively, consists of the following:


                                                              1998               1997
                                                              ----               ----
14.5% secured note payable in 48 equal monthly installments
of principal and interest of  $113,400, through September
2001, with a balloon payment of $675,000 due October 31,
2001; net of unamortized discount of $109,800 and $181,200,
respectively                                                  $  3,266,700     $ 4,085,055
12% unsecured convertible notes due March 13, 2000, net of
unamortized discount of $84,000 and $656,800, respectively       3,141,000       7,843,200
Floating rate convertible note payable due December 29, 1999       342,550           - - -
Non-interest bearing repayable contribution and other              187,000         226,500
                                                                   -------         -------
 Total long-term debt                                            6,937,250       12,154,755
 Less current installments                                       1,155,400          700,000
                                                                ---------          -------
 Long-term debt, excluding current installments               $  5,781,850      $11,454,755
                                                              ============      ===========

     The 12 % unsecured convertible notes payable at December 31, 1998 are convertible into 172,000 shares of common stock, at a conversion price of $18.75 per share at any time through the maturity date. See Note 19 regarding

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

extinguishment of a portion of this debt in 1998 and Note 21 regarding subsequent events related to the retirement of the balance of the convertible notes in January 1999.

     The 14.5% secured note payable agreement contains various financial restrictions and covenants regarding lien restrictions and acquisition and sale of assets and subsidiaries, and is secured by substantially all assets of the Company. See Note 21 regarding subsequent events related to the repayment of this note in January 1999.

     The floating rate convertible note has a face amount of $500,000 Canadian dollars and bears interest at a rate of 2% over the Canadian prime rate (8.75% at December 31, 1998). The note is convertible, in whole or in part, into common stock of the Company at a price of $1.79 per share.

     The repayable contribution was received under a foreign government program and calls for semi-annual installments based on future sales of product and net working capital. Management does not estimate any future sales that would result in a payment due in the next fiscal year.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows:

                    1999           $1,155,400
                    2000            4,358,900
                    2001            1,422,950
                    2002                ---
                    2003                ---
                    Thereafter          ---

10.  STOCKHOLDERS' EQUITY

     On February 23, 1998, the Company exchanged $5,275,000 in principal amount of its 12% unsecured convertible promissory notes plus accrued interest thereon of $329,030 for 1,245,338 shares of Series A convertible preferred stock and 5-year warrants to purchase 207,557 shares of common stock at an exercise price of $6.75 per share. The preferred stock is convertible into 830,227 shares of common stock at a conversion price of $6.75 per share. The Company has registered the resale of the shares of common stock underlying the preferred stock and warrants with the Securities and Exchange Commission during 1998.
See Note 19 regarding the extraordinary loss related to this debt conversion.

     During March 1998, the Company completed a private placement of 1,447,778 shares of common stock and 7-year warrants to purchase an aggregate of 1,447,778 shares of common stock at an exercise price of $4.50 per share for gross proceeds of $6,515,000, including $1,000,000 in notes payable converted into common stock, and net proceeds of $5,864,000 after payment of fees, commissions and expenses related thereto. The Company has registered the resale of the outstanding common stock and the common stock underlying the warrants with the Securities and Exchange Commission.

     During 1998, 283,236 shares of Series A convertible preferred stock were converted into 188,824 shares of common stock.

     Warrants

     At December 31, 1998, the Company had outstanding warrants to purchase shares of common stock at any time through the expiration date as follows:

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                Shares        Price        Expiration Date
               -------        -----        ---------------
                20,000         20.52       March, 1999
                61,250         23.22       March, 1999
                29,167         30.00       December, 1999
                 4,213         30.00       April, 2000
                41,639          3.78       May, 2000
                49,040          3.78       August, 2000
                20,266          4.92       August, 2000
                20,266          9.84       August, 2000
                20,266         14.82       August, 2000
                10,583          1.50       September, 2000
                12,500          6.78       December, 2000
               119,834          7.50       December, 2000
                16,667          7.50       January, 2001
                16,667         12.78       March, 2001
                33,334          6.78       March, 2002
                 8,334         15.00       September, 2002
                40,964         15.60       September, 2002
                16,667          4.50       February, 2003
               207,557          6.75       February, 2003
                58,334          6.75       February, 2005
             1,503,483          4.50       March, 2005

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

     Shares Available - At December 31, 1998, there were 262,816 additional shares available for grant under the Plans. The maximum number of shares that may be issued under the plans is 510,117 at December 31, 1998. On May 19, 1998 the board of directors adjusted the number of shares of common stock reserved for the 1997 Plan to 225,000 shares.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans for employees. Accordingly, no compensation cost has been recorded. Had compensation cost for the

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Company's Stock Option Plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                                Year Ended December 31,
                                    -----------------------------------------------
                                        1998             1997             1996
                                    -------------    -------------    -------------
 Net loss, as reported             $ (8,176,349)    $(16,918,576)    $(11,573,813)
 Net loss, Pro-forma               $(10,476,223)    $(17,906,072)    $(12,147,534)
 Net loss per share, as reported       $(1.61)          $(4.60)          $(4.09)
 Net loss per share, Pro-forma         $(2.06)          $(4.87)          $(4.32)

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

     The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.


                                                   Year Ended December 31,
                                             -----------------------------------
                                                 1998        1997        1996
                                             -----------  ----------  ----------
 Dividend yield                                   0%          0%          0%
 Volatility                                      30%         20%         20%
 Risk free interest rate                          7%          7%          7%
 Expected term in years                          10          10          10

     Stock option activity during the periods indicated was as follows:


                                                                   Weighted
                                                 Number of     Average Exercise
                                                  Options            Price
                                              ---------------  -----------------
 Balance at December 31, 1996                     289,172             $18.90
 Granted                                          269,400             $23.64
 Exercised                                        (60,310)            $ 6.78
 Forfeited                                        (82,010)            $34.20
 Expired                                            --                  --
                                                    --
 Balance at December 31, 1997                     416,252             $20.70
 Granted                                          370,004             $ 4.87
 Exercised                                         (8,250)            $ 7.00
 Forfeited                                       (277,852)            $18.23
 Expired                                            --                  --
                                                 --------
 Balance at December 31, 1998                     500,154             $10.60
                                                 ========

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of options granted in 1998 and 1997 were $2.72 and $15.36 per share, respectively. The following table summarizes information about stock options outstanding as of December 31, 1998:


                          Options outstanding                           Options exercisable
                  ----------------------------------------        -----------------------------
                                  Weighted
                                   Average        Weighted                             Weighted
                                  Remaining       Average                               Average
 Range of            Number      Contractual      Exercise           Number            Exercise
 exercise prices   Outstanding      Life           Price           Exercisable          Price
----------------   -----------   -----------      --------         -----------         --------
 $3.78 to $4.50      272,857         9.03         $ 4.45               106,078          $ 4.38
 $6.00 to $8.64       73,004         8.76           6.11                39,671            6.19
 $10.50               21,557         2.05          10.50                21,557           10.50
 $22.50 to $32.25    119,634         7.48          23.56                42,656           23.49
 $37.50 to $50.28     13,102         2.46          45.50                 8,735           45.50
                     -------                                           -------
 $3.78 to $50.28     500,154         8.15          10.60               218,697           10.68
                     =======                                           =======

11.  INCOME TAXES

     The net deferred tax assets and liabilities consist of the following at December 31:


                                               1998             1997
                                           ------------     ------------
Deferred tax assets:
Net operating loss carryforwards           $ 15,037,000     $ 12,231,000
Research and development credits                527,000          300,000
Other                                         1,088,000          745,000
                                           ------------     ------------
Total                                        16,652,000       13,276,000
Valuation allowance                         (16,652,000)     (13,276,000)
                                           ------------     ------------
Net deferred tax assets and liabilities    $        ---     $        ---
                                           ============     ============

     At December 31, 1998, the Company had approximately $36,596,000 and $13,849,000 in net operating losses for federal and state tax purposes, respectively, available to be carried forward to future periods. The carry forwards expire from 2004 to 2018 for federal purposes and from 2011 to 2018 for state purposes.

     The Company's credits for research and development available to offset future federal income taxes expire from 2004 to 2012.

     The Company has recorded a valuation allowance equal to the deferred tax assets based on its continuing operating losses. The valuation allowance was increased by $3,376,000 in 1998 and $4,028,000 in 1997.

     During the last three years, the Company has had more than a 50% change in ownership. Section 382 of the Internal Revenue Code and comparable state statutes impose certain annual limitations on the utilization of net operating loss carry forwards and research and development credits that can be used to offset income in future periods.


12.  WARRANTY RESERVE

     The warranty reserve represents management's estimate of future costs associated with repair or replacement of cytopathology and microbiology products sold. The reserve balance on December 31, 1998 and

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1997 was $342,625 and $597,299, respectively. The estimated current warrant reserve of $112,000 and $130,000 as of December 31, 1998 and 1997, respectively is included with other current liabilities.


13.  LEASES

     Operating Leases

     The Company leases its facilities and certain office equipment under operating type leases expiring at various dates through 2004. Rental expense is recognized on a straight-line basis over the life of the lease. Total rental expense for facilities and equipment during the years ended December 31, 1998 and 1997 was $778,000 and $812,000, respectively.

     Future minimum annual lease payments under operating leases as of December 31, 1998 are:

                  Year                Amount
                  ----               --------
                  1999               $354,000
                  2000               $320,000
                  2001               $330,000
                  2002               $340,000
                  2003               $350,000
               Thereafter            $269,000


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Non-cash investing and financing activities:

     During the year ended December 31, 1998, the Company extinguished debt with a carrying value of $4,818,800 through the issuance of Series A convertible preferred stock and common stock warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000. The Company satisfied its obligation under a $1,000,000 note payable through the issuance of 222,223 shares of common stock and seven-year warrants to purchase 222,223 shares of common stock. During 1998, 283,236 shares of Series A convertible preferred stock were converted into 188,824 shares of common stock.

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

     The Company issued a note in 1998 for $342,550 in connection with the purchase of a one-third interest in Oncometrics Imaging Corp. stock it did not already own.


                                                              Year Ended December 31,
 Cash paid during the year for:                        1998            1997           1996
                                                    ----------       --------       --------
 Operating Activities
 Interest                                           $1,336,566       $821,719        $76,350
 Investing and Financing Activities
 Deposit reclassified to fixed assets               $  125,000            ---            ---

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company is obligated to repurchase certain equipment sold to a former distributor. Terms of the agreement call for maximum payment of $650,000 to be paid in monthly installments of $25,000 over the next 12 months, with $350,000 due within five days of the closing of the sale of the Company's microbiology business. See Note 21 regarding the sale of the microbiology business.

     The Company is involved in legal proceedings with certain vendors regarding disputes over delivery of goods and services. The amount of loss, if any, is not reasonably estimable. Accordingly, no provision for settlement of these legal proceedings has been provided for in the consolidated financial statements.

16.  MERGER AND RELATED TRANSACTIONS

     On December 29, 1995, the Company acquired all of the common stock of AccuMed, Inc. and its wholly owned subsidiary. Pursuant to the terms of the merger agreement, 313,650 shares of common stock and 21,158 warrants were issued to AccuMed, Inc. stockholders and warrantholders respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by the merged entity during the 24 months beginning January 1, 1996. The contingency associated with 156,825 shares of common stock and 10,579 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of approximately $5,430,000. Such amount has been allocated to acquire proprietary technology ($1,930,000) and in-process research and development ($3,500,000). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during 1996. The contingency associated with the remaining 156,825 shares of common stock and 10,579 warrants was resolved (performance goal achieved) in March 1997 resulting in contingent consideration of approximately $3,582,000. Such amount has been recorded as goodwill associated with the merger and charged off in its entirety to operations during 1997 as an impaired asset.

     The acquisition of AccuMed, Inc. was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible assets has been allocated to identifiable intangibles of acquired proprietary technology ($2,645,000) and in-process research and development ($3,965,000). The acquired proprietary technology will be amortized over the expected period to be benefited, which is estimated to be 10 years with the in-process research and development charged to operations at the date of acquisition.


17.  RELATED-PARTY TRANSACTIONS

     On February 2, 1998 a director/stockholder loaned the Company $1,000,000 at 12% annual interest plus 16,667 5-year warrants to purchase common stock of the Company at an exercise price of $9.36 per share. The loan was converted into common stock under the terms of the private placement of common stock in March 1998 and the exercise price of the warrants were repriced to $4.50 per share.

     In March 1997, the Company received a $6,000,000 bridge loan from a director/shareholder of the Company. The loan was repaid 10 days later, together with interest and a prepayment premium of $130,000. The Company used the proceeds from this loan to purchase the ESP Product Line. See Notes 18 and 20 regarding the microbiology division.

     In September 1997, the Company received a $500,000 bridge loan from a director/shareholder of the Company. The loan was repaid 30 days later, together with interest and a prepayment premium of $10,000 and 8,334 5-year warrants to purchase common stock of the Company at an exercise price of $15.00 per share. The warrants were valued at $39,500 and recorded as interest expense in 1997.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     During 1996, the Company issued 16,667 warrants valued at $230,000 to an individual for consulting services. A major stockholder of the Company received 114,583 warrants valued at $852,000 for consulting services. Also, another related party received 14,167 options valued at $224,000 for consulting services.


18.  ACQUISITIONS

     On March 3, 1997 the Company acquired the ESP Product Line for a total purchase price of $6,000,000. The acquisition of the ESP Product Line was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. This treatment resulted in no excess purchase price over the estimated fair value of the net assets received. The operations associated with this acquisition have been included in the consolidated statement of operations since the date of acquisition as part of the microbiology division. See Note 20 regarding the disposal of the microbiology division.

     The pro-forma results of operations of the Company giving effect to the ESP Product Line acquisition as if it had occurred on January 1, 1996 are as follows:

                                     1997             1996
                                     ----             ----
           Sales                 $  1,000,776     $  1,412,256
           Net loss              $(17,351,585)    $(15,371,866)
           Net loss per share    $      (4.74)    $      (5.46)

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

     The pro-forma results of operations of the Company giving effect to the Oncometrics acquisition as if it had occurred on January 1, 1996 are as follows:

                                              Year ended
                                             December 31,
                                                1996
                                            ------------
               Sales                        $ 1,412,2566
               Net loss                     $(12,066,170)
               Net loss per share           $      (4.26)

     On June 29, 1998, the Company acquired the remaining 33% of the outstanding capital stock of Oncometrics Imaging Corp. ("Oncometrics") it did not already own. The Company paid $342,500 in cash and $342,500 in a convertible 18-month note bearing interest at a rate of 2% over the Canadian prime rate in exchange for the stock and a loan payoff to the seller of $154,000. The note is convertible, in whole or in part, into common stock of the Company at a price of $1.79 per share.

     The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The excess purchase price consists of $700,000 of purchased technology. The operating results of Oncometrics have been included in the consolidated statement of operations from the date of acquisition.

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




19.  DEBT EXTINGUISHMENT

     The Company incurred an extraordinary loss of $1,168,080 related to the exchange of $5,275,000 in principal amount of its 12% convertible notes into Series A convertible preferred stock. This loss included stock, warrants and fees paid to the placement agent, warrants issued as an inducement to the converting noteholders, and the write-off of a proportional amount of deferred financing costs associated with the issuance of the convertible notes. The placement agent received fees of $175,000, 8,334 shares of common stock valued at $40,000, 7-year warrants to purchase 58,334 shares of common stock at $6.75 per share valued at $84,000, and repricing of previously issued 4-year warrants to purchase 33,334 shares of common stock at an exercise price of $18.75 per share to $6.75 per share, valued at $26,000. The converting noteholders received 5-year warrants to purchase 207,557 shares of common stock at an exercise price of $6.75 per share, valued at $37,380.

     The Company utilized the Black-Scholes pricing model to determine the fair value of warrants issued. The following assumptions were incorporated into the model: risk-free rate - 6%, expected volatility - 30%, and expected dividend - zero. The risk-free rate is determined based on the interest rate of U.S. government treasury obligations with a maturity date comparable to the life of the warrant issued. Other assumptions, relating to warrant life, strike price and stock price, are determined at the date the warrant was issued.

20.  DISCONTINUED OPERATIONS - MICROBIOLOGY DIVISION

     On December 22, 1998 (the measurement date), the Company received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the Board of Directors. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying consolidated statement of operations. Microbiology division revenues were $19,826,516, $18,108,885 and $4,810,193 for the years ended 1998, 1997 and 1996 respectively. The net assets of the microbiology division included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997 consisted of the following:


Accounts Receivable                                            $3,446,221           $4,178,251
Production Inventory                                            2,927,826            2,205,866
Other current assets                                              328,496              279,075
Current assets of discontinued operations                       6,702,543            6,663,192
Fixed Assets, net                                               1,401,151            3,236,799
Other assets of discontinued operations                            32,709               32,709
Notes payable                                                   1,468,266            1,888,273
Accounts payable and other current liabilities                  2,426,836            3,233,164
Current liabilities of discontinued operations                  3,645,097            5,121,437
Warranty reserves, non-current                                    230,625              467,299

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The net operating activity of the microbiology division after the measurement date through December 31, 1998 was not significant. On January 29, 1999, the Company closed the sale of the microbiology division for an initial sales price of $15,150,000 in cash, subject to final adjustment of working capital items as defined in the sales agreement. The Company expects to realize a gain from the disposition in the amount of about $9,000,000.

21.  SUBSEQUENT EVENTS

     In connection with the disposal of the microbiology division on January 29, 1999, the Company repaid in full a note payable under its revolving credit agreement for $1,250,000 and its 14.5% secured note payable for $3,900,000, including prepayment penalties. Additionally, on February 2, 1999, the Company repaid in full its 12% unsecured convertible notes payable for $3,225,000 plus accrued interest.

     The Company has signed a letter of intent to license certain proprietary technology and sell all related inventory, valued at $1,900,000, for up to $3,000,000 in cash.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AccuMed International, Inc.:

Under date of March 26, 1999 we reported on the consolidated balance sheets of AccuMed International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        /s/  KPMG LLP

Chicago, IL
March 26, 1999

                  ACCUMED INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

                                                          Additons
                                          Balance at     charged to                                      Balance at
                                          Beginning      costs and                       Other             end of
                    Description           of period       expenses      Retirements     changes            period
            ---------------------------   -------------- -------------- --------------- -------------    -------------
Reserves and allowances deducted
            from asset accounts
            Allowance for uncollectible
            accounts receivable
            Year Ended December 31,              $17,932       $108,160              $-            $-         $126,092
            1996
            Year Ended December 31,             $126,092       $268,728                            $-         $394,820
            1997
            Year Ended December 31,             $394,820       $377,353      $(419,173)            $-         $353,000
            1998
Reserves and allowances which support
            balance sheet caption
            reserves
            Warranty reserves
            Year Ended December 31,                   $-        $30,000              $-            $-          $30,000
            1996
            Year Ended December 31,              $30,000             $-      $(332,701)      $900,000  (a)    $597,299
            1997
            Year Ended December 31,             $597,299             $-      $(236,674)      $(18,000) (b)    $342,625
            1998


   (a) reserves acquired through ESP product line acquisition on March 3, 1997
   (b) reserves of Oncometrics Imaging Corp. reclassified in current year.