Form 10-Q
period 1999-03-31
ACCUMED INTERNATIONAL INC
filed 1999-05-14
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 1999.

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

                920 N. Franklin St., Suite 402, Chicago, IL 60610
                -------------------------------------------------
                    (Address of principal executive offices)

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

                              Yes [X]    No [ ]


      The registrant had 5,491,901 shares of common stock outstanding as of May 12, 1999.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                     Page
                                                                                                    Number

  PART I.             FINANCIAL INFORMATION

  Item 1.             Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets -

                           March 31, 1999 and December 31, 1998      ................................ 1

                      Condensed Consolidated Statements of Operations

                           Three Months Ended March 31, 1999 and 1998    ............................ 2

                      Condensed Consolidated Statements of Cash Flow

                           Three Months Ended March 31, 1999 and 1998   ............................. 3

                      Notes to Condensed Consolidated Financial Statements   ........................ 4

  Item 2.             Management's Discussion and Analysis of Financial
                           Condition and Results of Operations    ................................... 5

PART II.              OTHER INFORMATION

  Item 6.             Exhibits and Reports on Form 8-K     .......................................... 10

SIGNATURES     ...................................................................................... 11


                         PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             UNAUDITED         AUDITED
                                          --------------  -----------------
                  ASSETS                  March 31, 1999  December 31, 1998
                                          --------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents               $  4,384,997      $    213,386
   Accounts receivable, net                        --              33,348
   Prepaid expenses                              44,140            64,048
   Inventory                                  1,810,748         1,738,611
                                           ------------      ------------
     TOTAL CURRENT ASSETS                     6,239,885         2,049,393
                                           ------------      ------------

FIXED ASSETS, NET                             1,312,827         1,488,809
                                           ------------      ------------

Deferred financing costs                           --             177,625
Purchased technology                          4,685,368         5,085,018
Patents and other, net                          925,642           884,564
Net assets of discontinued operations                --         3,762,397
                                           ------------      ------------

                                           $ 13,163,722      $ 13,447,806
                                           ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                        $  1,551,752      $  1,808,249
   Payroll and related accruals                  35,000            35,000
   Accrued interest                                --             189,069
   Income taxes - current                       140,000              --
   Other current liabilities                    609,891           255,292
   Long term debt, current portion              535,326         1,155,400
                                           ------------      ------------
     Total current liabilities                2,871,969         3,443,010
                                           ------------      ------------

Long term debt                                     --           5,781,850
                                           ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock, series A convertible      4,249,735         4,329,466
   Common stock, $0.01 par value                 54,919            54,801
   Additional paid-in capital                59,619,262        59,539,649
   Other comprehensive income                  (107,697)          (53,995)
   Accumulated deficit                      (53,307,729)      (59,430,238)
   Treasury stock                              (216,737)         (216,737)
                                           ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY              10,291,753         4,222,946
                                           ------------      ------------

                                           $ 13,163,722      $ 13,447,806
                                           ============      ============

     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,


                                                                   Unaudited
                                                          --------------------------
                                                             1999           1998
                                                          -----------    -----------
SALES                                                     $    11,435    $    56,629
COST OF SALES                                                  (3,413)      (192,325)
                                                          -----------    -----------
     Gross profit (loss)                                        8,022       (135,696)
                                                          -----------    -----------

OPERATING EXPENSES:
     General and administrative                             1,021,657      1,403,394
     Research and development                                 455,039        789,685
     Sales and marketing                                       71,228        397,794
                                                          -----------    -----------
TOTAL OPERATING EXPENSES                                    1,547,924      2,590,873
                                                          -----------    -----------

OPERATING LOSS                                             (1,539,902)    (2,726,569)
                                                          -----------    -----------

OTHER INCOME (EXPENSE):
     Interest expense                                        (470,026)      (498,148)
     Other income (expense)                                   (66,762)        87,480
                                                          -----------    -----------
TOTAL OTHER EXPENSE                                          (536,788)      (410,668)
                                                          -----------    -----------

LOSS BEFORE INCOME TAXES FROM
CONTINUING OPERATIONS                                      (2,076,690)    (3,137,237)

INCOME TAX EXPENSE                                               --             --
                                                          -----------    -----------

     LOSS FROM CONTINUING OPERATIONS                       (2,076,690)    (3,137,237)

DISCONTINUED OPERATIONS:
     Income (loss) from operations                           (158,250)     1,510,747
     Gain on disposal (net of income taxes of $140,000)     8,357,449           --

EXTRAORDINARY ITEM - DEBT EXTINGUISHMENT LOSS                    --       (1,168,080)
                                                          -----------    -----------

                            NET INCOME (LOSS)             $ 6,122,509    $(2,794,570)
                                                          ===========    ===========

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS           $     (0.38)   $     (0.77)

INCOME PER SHARE FROM DISCONTINUED OPERATIONS                    1.50           0.37

LOSS PER SHARE FROM EXTRAORDINARY ITEM                           --            (0.28)
                                                          -----------    -----------

BASIC NET INCOME (LOSS) PER SHARE                         $      1.12    $     (0.68)
                                                          ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  5,487,832      4,082,677
                                                          ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,


                                                                           Unaudited
                                                                 --------------------------
                                                                     1999           1998
                                                                 -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss)                                           $ 6,122,509    $(2,794,570)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          (Income) from discontinued operations                   (8,199,199)    (1,510,747)
          Non-cash expenses of disposal                              317,500           --
          Depreciation and amortization                              285,607        287,915
          Debt extinguishment loss                                      --        1,168,080
          Minority interest                                             --          (76,005)
          Changes in assets and liabilities:
              Decrease (Increase) in accounts receivable              33,348        434,704
              Decrease (Increase) in prepaid expenses                 19,908       (264,030)
              Decrease (Increase) in inventory                        (4,137)      (207,057)
              Decrease (Increase) in other assets                    (41,428)      (162,810)
              Increase (Decrease) in accounts payable               (256,497)      (199,991)
              Increase (Decrease) in other current liabilities       305,530       (213,118)
                                                                 -----------    -----------
CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS      (1,416,859)    (3,537,629)
                                                                 -----------    -----------

INVESTING ACTIVITIES:
     Purchase of fixed assets                                           --          (76,254)
     Proceeds from sale of microbiology division                   9,127,449           --
                                                                 -----------    -----------
CASH PROVIDED (USED) IN INVESTMENT ACTIVITIES                      9,127,449        (76,254)
                                                                 -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from issuances of common stock, net                       --        4,865,117
     Payment of notes payable                                     (3,225,000)      (197,087)
     Proceeds from issuance of notes payable                            --        1,000,000
                                                                 -----------    -----------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                      (3,225,000)     5,668,030
                                                                 -----------    -----------

CASH TRANSFER (TO) FROM DISCONTINUED OPERATIONS                     (313,979)     1,831,493
                                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          4,171,611      3,885,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     213,386        469,639
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 4,384,997    $ 4,355,279
                                                                 ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Preparation of Interim Financial Statements

     In the opinion of the management of AccuMed International, Inc. and Subsidiary ("the Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998.

2.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

     On December 22, 1998, (the measurement date), the Company received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the board of directors. On January 29, 1999, the Company closed the sale of the microbiology division for an initial sales price of $15,150,000 in cash, subject to final adjustment of working capital items as defined in the sales agreement. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flow.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3.   Other Comprehensive Income

                                                     1999           1998
                                                 -----------    -----------
   Net loss                                      $ 6,122,509    $(2,794,570)
   Other comprehensive income (loss)
      Foreign currency translation adjustments       (53,702)          --
                                                 -----------    -----------
   Comprehensive loss                            $ 6,068,807    $(2,794,570)
                                                 ===========    ===========

4.   Inventories

   Inventories are summarized as follows:   March 31,   December 31,
                                               1999         1998
                                            ----------   ----------
   Raw material and packaging               $  911,175   $  907,038
   Finished good and work in process           899,573      831,573
                                            ----------   ----------
   Total inventories                        $1,810,748   $1,738,611
                                            ==========   ==========

5.   Debt Retirement

     On February 2, 1999, the Company repaid in full its 12% unsecured convertible notes payable for $3,225,000 plus accrued interest.

6.   Supplemental Disclosures of Cash Flow Information

                                                        3 Months ended March 31,
                                                        ------------------------
                                                           1999       1998
                                                        ---------   ------------
OPERATING ACTIVITIES
    Interest paid                                        $287,670   $421,618
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Deposit reclassified to fixed assets                 $   --     $ 125,000

     In connection with the disposal of the microbiology division on January 29, 1999, the Company repaid in full a note payable under its revolving credit agreement for $1,250,000 and its 14.5% secured note payable for $3,900,000, including prepayment penalties.

     The Company paid expenses connected with the disposal of the microbiology business of $700,000 from the gross proceeds of the sale of the microbiology business in January 1999.

     The Company extinguished debt with a carrying value of $4,818,800 through the issuance of preferred stock and warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000 in February 1998.

     The Company satisfied its obligation under a $1,000,000 note payable through the issuance of 222,222 shares of common stock in March 1998.


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      During 1998, the Company received shareholder approval to dispose of its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying financial statements. On January 29, 1999, the Company closed the sale of the microbiology business for an initial sales price of $15,150,000 in cash, subject to final adjustment of working capital items as defined in the sales agreement. The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business.

OVERVIEW

      The Company is engaged in the development of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The Company is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer. The Company's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that improve efficiency and reduce costs while achieving significant improvements in disease detection.

      On March 9, 1999, the Company announced it had signed a letter of intent with Bell National Corporation ("Bell") to license its AcCell(TM) product line including patents, engineering study results, and proprietary trade information. The license, expected to close within 90 days, will give Bell the rights to use and sell AcCell(TM) products. In addition, Bell agreed to purchase all related inventory for production of such products, and will assume responsibility for the Company's existing installations, contracts and open quotations. This agreement is expected to provide about $3,000,000 cash to the Company on its closing, as well as a royalty-based revenue stream on future product sales. The Company intends to use the funds generated to accelerate the commercialization of its Savant medical technologies, the Company's next generation of products.

RESULT OF OPERATIONS

      The Company currently markets its AcCell(TM) cytopathology products directly and on a limited basis in order to collect, analyze and document performance data of the products in several primary clinical cytology laboratory market segments. The AcCell/Savant(TM) DNA image cytometer, the Company's next generation product, is currently in development and prototyping. Marketing efforts for the AcCell-Savant/research systems are anticipated to begin in the latter half of 1999.



      Sales revenue and related costs for the three months ended March 31, 1999 and 1998 represent consumables and computer support equipment. Cost of sales for the quarter ended March 31, 1998 also includes non-capitalizable costs associated with upgrading products. The Company suspended its manufacturing operations in October 1998 to eliminate related indirect overhead costs and anticipates future product sales will be made on a build-to-order or contract manufacturing basis.

      General and administrative expenses decreased 27%, declining from $1,403,000 in the first quarter of 1998 to $1,022,000 in the comparable 1999 quarter. This decrease reflects reduced corporate level activity, including reductions in staff, due to the disposal of the Company's microbiology business and less administrative costs due to the consolidation of cytopathology operations. The 1999 total also includes $104,000 of expense related to the Company's rental commitment in excess of its current needs.

      Research and development expenses decreased 42% from $790,000 in the first quarter of 1998 to $455,000 in the first quarter of 1999 due primarily to reduced staffing levels. The current quarter expenses represent the ongoing efforts to develop the Savant medical technologies next generation products. The March 1998 quarter expenses represent costs associated with the AcCell(TM) 2000 and TracCell(TM) slide mapping system, which were completed in August 1998.

        The decrease in sales and marketing expenses of 82% from $398,000 in the first quarter of 1998 to $71,000 in the first quarter of 1999 reflects the reduction in marketing staff announced in October 1998. The Company continues to market its AcCell(TM) cytopathology products directly on a limited basis while it collects and documents performance data of the products in several primary clinical cytology laboratory market segments. With the signing of the Bell licensing agreement, the Company anticipates Bell will assume the future marketing effort for the Company's AcCell cytopathology products, allowing the Company to focus on marketing its AcCell-Savant/research system and AcCell-Savant DNA image cytometer.


      Interest expense of $498,000 in the first quarter of 1998 reflected amounts accrued on the $4.5 million equipment loan and the 12% convertible notes issued in March 1997. The interest expense for the first quarter of 1999 of $470,000 reflects one month of interest on the Company's equipment loan and convertible notes and $370,000 in non-cash write-off of deferred financing costs and related debt discount. The non-cash write-offs were made because the Company used a portion of the cash proceeds from the sale of the microbiology division on January 29, 1999 to retire all of this debt in the first quarter of 1999.

      Discontinued operations reflects the operating results of the Company's microbiology division for the first month of 1999 and the first three months for the comparable 1998 quarter. The gain on disposal of this division as of January 29, 1999 is based on the initial closing price of $15,150,000. The initial closing price is subject to adjustment for working capital items as called for in the sales agreement. The Company retained about $5,700,000 in cash after paydown of all related debt and expenses of the sale. The Company intends to use these funds for development of the AcCell/Savant(TM) DNA image cytometer.

      For the three month period ended March 31, 1998, the Company incurred a $1,168,000 extraordinary loss related to the conversion of par value $5,275,000 of Convertible Notes and $329,030 in accrued interest thereon into 1,245,340 shares of Series A Convertible Preferred stock. Of the total expense, $193,000 represented cash fees and expenses. As a result of this exchange, the Company's net tangible assets increased by about $4,700,000 and its interest expense was reduced by about $633,000 through January 1999, when the remaining notes were paid off using a portion of the proceeds from the sale of the microbiology division.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop and market new cytopathology products. The Company intends to continue expending substantial funds for research and product development, as well as for other working capital and general corporate purposes. The Company believes that current cash balances and internally generated funds, including the potential sale of the Company's cytopathology inventory and licensing agreement for the AcCell product line to Bell, will be sufficient to finance the Company's projected operations through at least the next 12 months.

     The Company's cash balance at March 31, 1999 represents the cash remaining from the sale of the Company's microbiology business, after the retirement of its 14.5% secured note payable, the 12% unsecured convertible notes payable, and the revolving line of credit.

Operating Activities

      Cash used in operating activities reflects the Company's ongoing efforts to develop its next generation product, which the Company believes will have applications for early lung cancer testing. The Company expects this product to be completed in the first quarter of 2000. In addition, about $1,000,000 cash was used in the current quarter to reduce vendor financing carried over from the third and fourth quarter of 1998. The Company is actively marketing its unneeded space under operating leases which, if successfully subleased, would save $180,000 per year in rental expenses.

Investing Activities

      The cash received from the sale of the microbiology will be used to develop the Company's next generation products as well as general and corporate expenses. The cash received of $9,100,000 is after immediate payment of expenses associated with the sale and retirement of the Company's equipment loan and revolving line of credit.

      The Company has no material commitments for property or equipment investments at this time.

Financing Activities

      The Company paid off its $3,225,000 in 12% convertible notes on February 2, 1999 to reduce its future interest expense by $420,000 through March 2000.

      The Company's remaining debt consists principally of a floating rate convertible note due December 29, 1999 in the amount of $500,000 Canadian dollars. The note bears interest at a rate of 2% over the Canadian prime rate (8.75 % at March 31, 1999) and is convertible, in whole or in part into common stock of the Company at a price of $1.79 per share

      The Company currently has no commitments with respect to sources of additional financing. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing stockholders.

      The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timings of the Company's product development efforts, the costs and timing of acceptance of the Company's products, competing technological and market developments, the progress of commercialization efforts of the Company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors. If additional financing is needed, the Company may seek to raise additional funds through public or private financings, collaborative relationships or other arrangements.

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

State of Readiness

      The Company's Year 2000 compliance plan provides for the conversion of non-compliant information technology systems in the second and third quarter of 1999. The conversion project involves three phases: selection and installation of hardware and software, loading the financial database into the new system, and testing.

      The Company has reviewed its non-information technology systems and has determined that any required repair or replacement of imbedded technology should not have a significant impact on the Company's operations. The Company has received representation form its vendors of non-financial network servers and software that these products are Y2K compliant. All of the Company's products, including software sold in products to customers, have been developed with consideration for the millenium change, and have undergone specific year 2000 date testing to verify and validate compliance.

      The Company has made inquiry of its bank and has received representation that the devices and software used by this party is Y2K compliant.

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

      Surveys to ascertain the Y2K readiness of suppliers or customers have not been done. A reasonable description of the most reasonably likely worst case Y2K scenario due to the failure of customers or suppliers to be Y2K compliant would be a disruption in the production and shipment of products, resulting in a decrease in sales and operating cash flow. The Company cannot quantify how significant the potential sales or operating cash flow decrease could be.

The Company's Contingency Plans

      With the disposal of the microbiology business and the nature of the Company's continuing research and development operations, the Company does not have significant interdependence of computer systems with third party customers or suppliers. Management has elected to develop contingency plans on an as hoc basis as the need for such plans arise.




                                    PART II.
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are filed herewith:

                  27.1     Financial Data Schedule

      (b) Reports on Form 8-K. The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended March 31, 1999: 1. On February 12, 1999, Current Report on Form 8-K dated January 29, 1999: Item 2 - Acquisition or Disposal of Assets - reporting the divestiture of the Company's microbiology business, and Item 7 - Financial Statements and Exhibits, including the following financial statements:

(b) Pro Forma Financial Information:

      AccuMed International, Inc. and Subsidiaries:

      1.  Pro Forma Condensed Consolidated Balance Sheet as of September 30,
          1998.

      2. Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997.

      3. Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998.

      4.  Notes to the Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ACCUMED INTERNATIONAL, INC.


                                               /s/ Gary A. Newberry
                                          -------------------------------------
                                          Gary A. Newberry
                                          Chief Financial Officer
                                         (Principal Accounting Officer)


Date:  May 14, 1999

                                Index to Exhibits



Exhibit No.         Description of Exhibit
-----------         ----------------------

27.1                Financial Data Schedule



12