Form 10-Q
period 1999-06-30
ACCUMED INTERNATIONAL INC
filed 1999-08-06
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


                  For the quarterly period ended June 30, 1999.

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      The registrant had 5,491,901 shares of common stock outstanding as of August 6, 1999.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX
                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -

             June 30, 1999 and December 31, 1998.  .  .  .  .  .  .  .  .  .  1

          Condensed Consolidated Statements of Operations -

             Six Months and Three Months Ended June 30, 1999 and 1998.  .  .  2

          Condensed Consolidated Statements of Cash Flow -

             Six Months Ended June 30, 1999 and 1998.  .   .  .  .  .  .  . . 3

          Notes to Condensed Consolidated Financial Statements.  .  .  .  . . 4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.  .  .  .  .  .  . .  .   .   6

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders.  .  .  .   .  . 11

Item 6.   Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  . .  .  .  .  .11

SIGNATURES.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 12

                         PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               Unaudited           Audited
                                             -------------     -----------------
                 ASSETS                      June 30, 1999     December 31, 1998
                                             -------------     -----------------

CURRENT ASSETS
 Cash and cash equivalents                    $ 2,996,412      $       213,386
 Accounts receivable, net                          15,154               33,348
 Prepaid expenses                                  82,814               64,048
 Inventory                                      1,783,924            1,738,611
                                              -----------      ---------------
  Total current assets                          4,878,304            2,049,393
                                              -----------      ---------------
FIXED ASSETS, NET                               1,005,397            1,488,809
                                              -----------      ---------------
Deferred financing costs                              -                177,625
Purchased technology                            4,516,868            5,085,018
Patents and other, net                            990,339              884,564
Net assets of discontinued operations                 -              3,762,397
                                              -----------      ---------------
                                              $11,390,908      $    13,447,806
                                              ===========      ===============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $ 1,220,300      $     1,808,249
 Accrued interest                                     -                189,069
 Income taxes - current                            70,000                  -
 Other current liabilities                        421,889              290,292
 Long term debt, current portion                  342,550            1,155,400
                                              -----------      ---------------
  Total current liabilities                     2,054,739            3,443,010
                                              -----------      ---------------
Long term debt                                    195,654            5,781,850
                                              -----------      ---------------
STOCKHOLDERS' EQUITY
 Preferred stock, series A convertible          4,249,735            4,329,466
 Common stock, $0.01 par value                     54,919               54,801
 Additional paid-in capital                    59,619,262           59,539,649
 Other comprehensive income                      (138,743)             (53,995)
 Accumulated deficit                          (54,427,921)         (59,430,238)
 Treasury stock                                  (216,737)            (216,737)
                                              -----------      ---------------
  TOTAL STOCKHOLDERS' EQUITY                    9,140,515            4,222,946
                                              -----------      ---------------
                                              $11,390,908      $    13,447,806
                                              ===========      ===============

See accompanying notes to condensed consolidated financial statements.

              ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                           Six Months Ended June 30,        Three Months Ended June 30,
                                                           --------------------------       ---------------------------
                                                              1999            1998             1999           1998
                                                           ----------    ------------       -----------    ------------
 Sales                                                     $   11,435    $     69,561       $       -      $    12,932
 Cost of sales                                                 (3,413)       (340,852)              -         (148,527)
                                                           ----------    ------------       -----------    ------------
    Gross profit (loss)                                         8,022        (271,291)              -         (135,595)
                                                           ----------    ------------       -----------    ------------
 Operating expenses:
    General and administrative                              1,615,585       2,643,928           593,928      1,240,534
    Research and development                                  969,144       1,465,039           514,105        675,354
    Sales and marketing                                       145,148         731,785            73,920        333,991
                                                           ----------    ------------       -----------    ------------
 Total operating expenses                                   2,729,877       4,840,752         1,181,953      2,249,879
                                                           ----------    ------------       -----------    ------------
 Operating loss                                            (2,721,855)     (5,112,043)       (1,181,953)    (2,385,474)
                                                           ----------    ------------       -----------    ------------
 Other income (expense):
    Interest expense                                         (477,694)       (810,530)           (7,668)      (312,382)
    Other income (expense)                                      2,667         234,990            69,429        147,510
                                                           ----------    ------------       -----------    ------------
 Total other expense                                         (475,027)       (575,540)           61,761       (164,872)
                                                           ----------    ------------       -----------    ------------
 Loss before income taxes from
 continuing operations                                     (3,196,882)     (5,687,583)       (1,120,192)    (2,550,346)

 Income tax expense                                               -               -                 -              -
                                                           ----------    ------------       -----------    ------------
    Loss from continuing operations                        (3,196,882)     (5,687,583)       (1,120,192)    (2,550,346)

 Discontinued operations:
    Income (loss) from operations                            (158,250)      2,699,786               -        1,189,039
    Gain on disposal (net of income taxes of $140,000)      8,357,449                               -              -

 Extraordinary item - debt extinguishment loss                    -        (1,168,080)              -              -
                                                           ----------    ------------       -----------    ------------
                    Net income (loss)                      $5,002,317    $ (4,155,877)      $(1,120,192)   $(1,361,307)
                                                           ==========    ============       ===========    ============
 Basic loss per share from continuing operations           $    (0.58)   $      (1.22)      $     (0.20)   $     (0.47)

 Income per share from discontinued operations                   1.49            0.58               -             0.22

 Loss per share from extraordinary item                           -             (0.25)              -              -
                                                           ----------    ------------       -----------    ------------
 Basic net income (loss) per share                         $     0.91    $      (0.89)      $     (0.20)   $     (0.25)
                                                           ==========    ============       ===========    ============
 Weighted average common shares outstanding                 5,489,878       4,678,434         5,491,901      5,416,970
                                                           ==========    ============       ===========    ============

       See accompanying notes to condensed consolidated financial statements.

         ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30,

                                                                         Unaudited
                                                                  --------------------------
                                                                     1999           1998
                                                                  ----------     -----------
 Operating activities:
   Net income (loss)                                              $5,002,317     $(4,155,877)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     (Income) from discontinued operations                        (8,199,199)     (2,699,786)
     Non-cash expenses of asset disposal                             492,500            -
     Depreciation and amortization                                   452,244         413,500
     Debt extinguishment loss                                            -         1,168,080
     Minority interest                                                   -          (191,560)
     Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable                     18,194         263,746
       Decrease (Increase) in prepaid expenses                       (18,766)        (96,394)
       Decrease (Increase) in inventory                               22,687        (791,511)
       Decrease (Increase) in other assets                               -          (129,848)
       Increase (Decrease) in accounts payable                      (587,949)       (706,468)
       Increase (Decrease) in other current liabilities               12,528         514,598
                                                                  ----------     -----------
 Cash used in operating activities from continuing operations     (2,805,444)     (6,411,520)
                                                                  ----------     -----------
 Investing activities:
   Purchase of fixed assets                                              -           (82,452)
   Purchase of Oncometrics stock                                         -          (342,500)
   Proceeds from sale  of microbiology division                    9,127,449             -
                                                                  ----------     -----------
 Cash provided (used) in investment activities                     9,127,449        (424,952)
                                                                  ----------     -----------
 Financing activities:
   Proceeds from issuances of common stock, net                          -         4,854,046
   Payment of notes payable                                       (3,225,000)       (543,725)
   Proceeds from issuance of notes payable                               -         1,362,550
                                                                  ----------     -----------
 Cash (used) provided by financing activities                     (3,225,000)      5,672,871
                                                                  ----------     -----------

 Cash transfer (to) from discontinued operations                    (313,979)      1,920,019
                                                                  ----------     -----------

 Net increase in cash and cash equivalents                         2,783,026         756,418

 Cash and cash equivalents at beginning of period                    213,386         469,639
                                                                  ----------     -----------

 Cash and cash equivalents at end of period                       $2,996,412     $ 1,226,057
                                                                  ==========     ===========

       See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Preparation of Interim Financial Statements

     In the opinion of the management of AccuMed International, Inc. and Subsidiary, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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

     On December 22, 1998, (the measurement date), the company received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the board of directors. On January 29, 1999, AccuMed closed the sale of the microbiology division for an initial sales price of $15,150,000 in cash, subject to final adjustment of working capital items as defined in the sales agreement. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flow.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3.    Other Comprehensive Income

                                                       6 Months Ended June 30,                 3 Months ended June 30,
                                                       -----------------------                 -----------------------
                                                        1999                1998               1999              1998
                                                    -----------         -----------        -----------      -------------
Net income (loss)                                   $ 5,002,317         $(4,155,877)       $(1,120,192)     $  (1,361,307)
Other comprehensive income (loss):
  Foreign currency
            Translation adjustments                     (84,748)             (1,812)           (31,046)            (1,812)
                                                    -----------         -----------        -----------      -------------
Comprehensive income (loss)                         $ 4,917,569         $(4,157,689)       $(1,151,238)     $  (1,363,119)
                                                    -----------         -----------        -----------      -------------

4.  Inventories


          Inventories are summarized as follows:                              June 30,            December 31,
                                                                               1999                   1998
                                                                               ----                   ----
          Raw material and packaging                                      $    911,175           $    907,038
          Finished good and work in process                                    872,749                831,573
                                                                           -----------           ------------
          Total inventories                                                $ 1,783,924            $ 1,738,611
                                                                           ===========            ===========

5.   Debt Retirement

      On February 2, 1999, the company repaid in full its 12% unsecured convertible notes payable for $3,225,000 plus accrued interest.

6.   Supplemental Disclosures of Cash Flow Information

                                                                                  6 Months ended June 30,
                                                                                   1999                1998
                                                                                   ----                ----
   OPERATING ACTIVITIES
       Interest paid                                                             $ 295,170          $ 421,618
   NON-CASH INVESTING AND FINANCING ACTIVITIES
       Deposit reclassified to fixed assets                                       $ - - -           $ 125,000

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

      During 1998, AccuMed received shareholder approval to dispose of its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying financial statements. On January 29, 1999, the company closed the sale of the microbiology business for an initial sales price of $15,150,000 in cash, subject to final adjustment of working capital items as defined in the sales agreement.

      The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business, AccuMed's only business line, which currently should be regarded as being in the research and development stage. AccuMed expects to incur additional operating losses over at least the next 12 months due to continued spending for product development, prototype construction and testing, regulatory activities, and expansion of the sales and marketing organization.

OVERVIEW

      AccuMed is engaged in the development of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The company is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer.

      The company's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while achieving significant improvements in disease detection.

      On March 9, 1999, the company announced it had signed a letter of intent with Bell National Corporation ("Bell") to license its AcCell(TM) product line including patents, engineering study results, and proprietary trade information. The license arrangement, expected to close in the third quarter ending September 30, 1999, will give Bell the rights to use and sell AcCell(TM) products. In addition, Bell agreed to purchase all related inventory for production of such products, and will assume responsibility for the company's existing installations, contracts and open quotations. This agreement is expected to provide about $3,000,000 cash to the company on its closing, as well as a royalty-based revenue stream on future product sales. The company intends to use the funds generated to accelerate the commercialization of its Savant medical technologies, the company's next generation of products.

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

      Sales revenue and related costs for the three months ended June 30, 1999 and 1998 represent consumables and computer support equipment. Cost of sales for the quarter ended June 30, 1998 also includes non-capitalizable costs associated with upgrading products. The company suspended its manufacturing operations in October 1998 to eliminate related indirect overhead costs and anticipates future product sales will be made on a build-to-order or contract manufacturing basis.

      General and administrative expenses decreased 52%, declining from $1,241,000 in the second quarter of 1998 to $593,000 in the comparable 1999 quarter. This decrease reflects reduced corporate level activity, including reductions in staff, due to the disposal of the company's microbiology business and less administrative costs due to the consolidation of cytopathology operations. The current quarter also includes $170,000 of expenses associated with the closing of the company's Canadian office. Management intends to continue the research and development operations of that office in its Chicago headquarters.

      Research and development expenses decreased 24% from $675,000 in the second quarter of 1998 to $514,000 in the second quarter of 1999 due primarily to reduced staffing levels. The current quarter expenses represent the ongoing efforts to develop the Savant medical technologies next generation products. The June 1998 quarter expenses represent costs associated with the AcCell(TM) 2000 and TracCell(TM) slide mapping system, which were completed in August 1998.

      The decrease in sales and marketing expenses of 78% from $334,000 in the second quarter of 1998 to $74,000 in the second quarter of 1999 reflects the reduction in marketing staff announced in October 1998. The company continues to market its AcCell(TM) cytopathology products directly on a limited basis while it collects and documents performance data of the products in several primary clinical cytology laboratory market segments. With the signing of the Bell licensing agreement, the company anticipates Bell will assume the future marketing effort for the company's AcCell cytopathology products, allowing AccuMed to focus on marketing its AcCell-Savant/research system and AcCell-Savant DNA image cytometer.

      Interest expense of $312,000 in the second quarter of 1998 reflected amounts accrued on the $4.5 million equipment loan and the 12% convertible notes issued in March 1997. The interest expense for the six months ended June 30, 1999 of $478,000 reflects one month of interest on the company's equipment loan and convertible notes and $370,000 in non-cash write-off of deferred financing costs and related debt discount. The non-cash write-offs were made because the company used a portion of the cash proceeds from the sale of the microbiology division on January 29, 1999 to retire all of this debt in the first quarter of 1999.

      Discontinued operations in the second quarter of 1998 and six months ended June 30, 1998 reflects the operating results of the company's microbiology division. For the six months ended June 30, 1999, the gain on disposal of this division as of January 29, 1999 is based on the initial closing price of $15,150,000. The initial closing price is subject to adjustment for working capital items as called for in the sales agreement. The company retained about $5,700,000 in cash after paydown of all related debt and expenses of the sale. The company intends to use these funds for development of the AcCell/Savant(TM) DNA image cytometer.

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

 LIQUIDITY AND CAPITAL RESOURCES

      The company's primary cash requirements are for research and development expenses, including salaries, material and consulting support, to develop and market new cytopathology products. The company anticipates its operations will continue to consume working capital for the remainder of the year as the company continues its research and product development efforts. The company believes that current cash balances and internally generated funds will be sufficient to finance the company's projected operations through at least the next 12 months.

      The company had a cash balance of $2,996,000 at June 30, 1999 as compared to $213,000 in cash at December 31, 1998. The June 30, 1999 balance represents the cash remaining from the sale of the company's microbiology business, after the retirement of its 14.5% secured note payable, the 12% unsecured convertible notes payable, and the revolving line of credit.

      At June 30, 1999, the company's non-current assets included purchased technology, with a book value of $4,517,000, which was being amortized over a period of ten years. This was originally recorded in connection with the merger of AccuMed Inc. in 1995 and purchase of Oncometrics Imaging Corp. in 1996 and 1998. The value of this asset is expected to be realized through its application in the company's AcCell/Savant Research Systems, which are currently being marketed, and the AcCell/Savant DNA Image Cytometer, which is expected to be completed in the year 2000.

      The company's equity at June 30, 1999 was $9,140,000, of which $8,200,000 was recorded in the first quarter through the gain on the sale of the company's microbiology business. The Company's equity at December 31, 1998 was $4,222,000.

Operating Activities

      Cash used in operating activities reflects the company's ongoing efforts to develop its next generation product, which the company believes will have applications for early lung cancer testing. The company expects this product to be completed in the first quarter of 2000. In addition, about $1,000,000 cash was used in the first six months of 1999 to reduce vendor financing carried over from the third and fourth quarter of 1998. The company is actively marketing its unneeded space under operating leases which, if successfully subleased, would save $180,000 per year in rental expenses.

Investing Activities

      The cash received from the sale of the microbiology will be used to develop the company's next generation cytopathology products as well as for general and corporate expenses. The cash received of $9,100,000 is after immediate payment of expenses associated with the sale and retirement of the company's equipment loan and revolving line of credit.

      The company has no material commitments for property or equipment investments at this time.

Financing Activities

      The company paid off its $3,225,000 in 12% convertible notes on February 2, 1999 to reduce its future interest expense by $420,000 through March 2000.

      The company's remaining debt consists principally of a floating rate convertible note due December 29, 1999 in the amount of $500,000 Canadian dollars. The note bears interest at a rate of 2% over the Canadian prime rate (8.25% at June 30, 1999) and is convertible, in whole or in part into common stock at a price of $1.79 per share

      The company currently has no commitments with respect to sources of additional financing. The failure of the company to obtain adequate additional financing may require the company to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the company's then-existing stockholders.

      The company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing s of the company's product development efforts, the costs and timing of acceptance of the company's products, competing technological and market developments, the progress of commercialization efforts of the company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors. If additional financing is needed, the company may seek to raise additional funds through public or private financings, collaborative relationships or other arrangements.

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

State of Readiness

      The company's Year 2000 compliance plan provides for the conversion of non-compliant information technology systems in the third quarter of 1999. The conversion project involves three phases: selection and installation of hardware and software, loading the financial database into the new system, and testing.

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

      Surveys to ascertain the Y2K readiness of suppliers or customers have not been done. A reasonable description of the most reasonably likely worst case Y2K scenario due to the failure of customers or suppliers to be Y2K compliant would be a disruption in the production and shipment of products, resulting in a decrease in sales and operating cash flow. Thecompany cannot quantify how significant the potential sales or operating cash flow decrease could be.

The Company's Contingency Plans

      With the disposal of the microbiology business and the nature of the company's continuing research and development operations, the company does not have significant interdependence on computer systems with third party customers or suppliers. Management has elected to develop contingency plans on an as hoc basis as the need for such plans arise.

                                    PART II.
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      A combined Annual and Special Meeting of Stockholders was held on May 18, 1999. At such meeting the following maters were approved. The persons named below were elected to serve one-year terms as directors:

                                                              Voting Results (No. of Shares)
                                                              ------------------------------
                  Director                               For               Against            Withheld
                  --------                               ---               -------            --------
             Mark Banister                              3,329,666           - 0 -              9,709
             Harold Blue                                3,331,699           - 0 -              7,676
             Donald Gaines                              3,335,613           - 0 -              3,762
             Jack Halperin                              3,332,490           - 0 -              6,885
             Paul Lavallee                              3,338,676           - 0 -                699
             Robert Priddy                              3,331,715           - 0 -              7,660
             Leonard Schiller                           3,337,563           - 0 -              1,812

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits are filed herewith:

           27.1     Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACCUMED INTERNATIONAL, INC.
                                      /s/ Gary A. Newberry
                                      --------------------
                                   Gary A. Newberry
                                   Chief Financial Officer
                                   (Principal Accounting Officer)
Date:  August 6, 1999

                                Index to Exhibits

        Exhibit No.            Description of Exhibit
        -----------            ----------------------

            27.1               Financial Data Schedule