Form 10-Q
period 1999-09-30
ACCUMED INTERNATIONAL INC
filed 1999-11-16
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934


                    For the quarterly period ended September 30, 1999.

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

      The registrant had 5,491,901 shares of common stock outstanding as of October 28, 1999.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                     INDEX

                                                                                              Page
                                                                                             Number
PART I.         FINANCIAL INFORMATION

  Item 1.       Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -

                     September 30, 1999 and December 31, 1998...............................    1

                Condensed Consolidated Statements of Operations -

                     Nine Months and Three Months Ended September 30, 1999 and 1998.........    2

                Condensed Consolidated Statements of Cash Flows -

                     Nine Months Ended September 30, 1999 and 1998..........................    3

                Notes to Condensed Consolidated Financial Statements........................    4

  Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................................    6

PART II.        OTHER INFORMATION

  Item 5        Proposed merger with Microsulis Corporation.................................   11

  Item 6.       Exhibits and Reports on Form 8-K............................................   12

SIGNATURE...................................................................................   13

                         PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           UNAUDITED
                                                       -----------------     -----------------
                 ASSETS                                September 30,1999     December 31, 1998
                                                       -----------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                               $  1,849,251         $    213,386
  Accounts receivable, net                                      15,154               33,348
  Prepaid expenses                                              90,162               64,048
  Inventory                                                  1,901,509            1,738,611
                                                          ------------         ------------
    TOTAL CURRENT ASSETS                                     3,856,076            2,049,393
                                                          ------------         ------------

FIXED ASSETS, NET                                              886,618            1,488,809
                                                          ------------         ------------

Deferred financing costs                                             -              177,625
Purchased technology                                         4,351,368            5,085,018
Patents and other, net                                         918,552              884,564
Net assets of discontinued operations                                -            3,762,397
                                                          ------------         ------------

                                                          $ 10,012,614         $ 13,447,806
                                                          ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    659,043         $  1,808,249
  Accrued interest                                                   -              189,069
  Income taxes - current                                        70,000                    -
  Other current liabilities                                    688,955              290,292
  Long term debt, current portion                              342,550            1,155,400
                                                          ------------         ------------
    TOTAL CURRENT LIABILITIES                                1,760,548            3,443,010
                                                          ------------         ------------

Long term debt                                                 173,712            5,781,850
                                                          ------------         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, series A convertible                      4,249,735            4,329,466
  Common stock, $0.01 par value                                 54,919               54,801
  Additional paid-in capital                                59,619,262           59,539,649
  Other comprehensive income                                  (120,787)             (53,995)
  Accumulated deficit                                      (55,508,038)         (59,430,238)
  Treasury stock                                              (216,737)            (216,737)
                                                          ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                              8,078,354            4,222,946
                                                          ------------         ------------

                                                          $ 10,012,614         $ 13,447,806
                                                          ============         ============

     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------  --------------------------------
                                                                1999             1998            1999             1998
                                                           --------------   --------------  --------------   ---------------
 SALES                                                       $    11,435    $    71,310       $         -    $    14,681
 COST OF SALES                                                    (3,413)      (472,168)                -       (279,843)
                                                             -----------    -----------       -----------    -----------
    Gross profit (loss)                                            8,022       (400,858)                -       (265,162)
                                                             -----------    -----------       -----------    -----------
 OPERATING EXPENSES:
    General and administrative                                 2,307,707      4,013,936           692,123      2,610,542
    Research and development                                   1,438,865      2,054,399           469,721      1,264,714
    Sales and marketing                                          199,380      1,085,962            54,232        688,168
                                                             -----------    -----------       -----------    -----------
 TOTAL OPERATING EXPENSES                                      3,945,952      7,154,297         1,216,076      4,563,424
                                                             -----------    -----------       -----------    -----------

 OPERATING LOSS                                               (3,937,930)    (7,555,155)       (1,216,076)    (4,828,586)
                                                             -----------    -----------       -----------    -----------
 OTHER INCOME (EXPENSE):
    Interest expense                                            (485,867)    (1,114,591)           (8,172)      (616,443)
    Other income (expense)                                       146,798        783,326           144,131        695,846
                                                             -----------    -----------       -----------    -----------
 TOTAL OTHER EXPENSE                                            (339,069)      (331,265)          135,959         79,403
                                                             -----------    -----------       -----------    -----------
 LOSS BEFORE INCOME TAXES FROM
 CONTINUING OPERATIONS                                        (4,276,999)    (7,886,420)       (1,080,117)    (4,749,183)

 INCOME TAX EXPENSE                                                    -              -                 -              -
                                                             -----------    -----------       -----------    -----------
    LOSS FROM CONTINUING OPERATIONS                           (4,276,999)    (7,886,420)       (1,080,117)    (4,749,183)

 DISCONTINUED OPERATIONS:
    Income (loss) from operations                               (158,250)     3,930,367                 -
    Gain on disposal (net of income taxes of $140,000)         8,357,449                                -      1,230,581

 EXTRAORDINARY ITEM - DEBT EXTINGUISHMENT LOSS                         -     (1,168,080)                -              -
                                                             -----------    -----------       -----------    -----------
                    NET INCOME (LOSS)                        $ 3,922,200    $(5,124,133)      $(1,080,117)   $(3,518,602)
                                                             ===========    ===========       ===========    ===========

 BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS             $     (0.78)   $     (1.59)      $     (0.20)   $     (0.87)

 INCOME PER SHARE FROM DISCONTINUED OPERATIONS                      1.50           0.79               -             0.22

 LOSS PER SHARE FROM EXTRAORDINARY ITEM                                -          (0.24)              -                -
                                                             -----------    -----------       -----------    -----------
 BASIC NET INCOME (LOSS) PER SHARE                           $      0.72    $     (1.04)      $     (0.20)   $     (0.65)
                                                             ===========    ===========       ===========    ===========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    5,471,784      4,950,396         5,491,901      5,416,970
                                                             ===========    ===========       ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                                                     UNAUDITED
                                                                         ---------------------------------
                                                                             1999                  1998
                                                                         ------------         ------------
 OPERATING ACTIVITIES:
   Net income (loss)                                                     $  3,922,200         $ (5,124,133)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     (Income) from discontinued operations                                 (8,199,199)          (3,930,367)
     Non-cash expenses of asset disposal                                      492,500                  -
     Depreciation and amortization                                            694,176              934,000
     Debt extinguishment loss                                                     -              1,168,080
     Minority interest                                                            -               (191,560)
     Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable                              18,194              (58,611)
       Decrease (Increase) in prepaid expenses                                (26,114)             (73,476)
       Decrease (Increase) in inventory                                      (162,898)            (822,640)
       Decrease (Increase) in other assets                                     61,575               (7,770)
       Increase (Decrease) in accounts payable                             (1,149,206)            (327,692)
       Increase (Decrease) in other current liabilities                       279,594              340,844
       Increase (Decrease) in warranty reserves                                   -                100,000
                                                                         ------------         ------------
 CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS              (4,069,178)          (7,993,325)
                                                                         ------------         ------------

 INVESTING ACTIVITIES:
   Purchase of fixed assets                                                       -               (164,580)
   Purchase of Oncometrics stock                                                  -               (528,000)
   Proceeds from sale  of microbiology division                             9,127,449                  -
                                                                         ------------         ------------
 CASH PROVIDED (USED) IN INVESTMENT ACTIVITIES                              9,127,449             (692,580)
                                                                         ------------         ------------

 FINANCING ACTIVITIES:
   Proceeds from issuances of common stock, net                                   -              4,852,394
   Payment of notes payable                                                (3,225,000)          (1,188,316)
   Proceeds from issuance of notes payable                                        -              1,362,500
                                                                         ------------         ------------
 CASH (USED) PROVIDED BY FINANCING ACTIVITIES                              (3,225,000)           5,026,578
                                                                         ------------         ------------

 CASH TRANSFER (TO) FROM DISCONTINUED OPERATIONS                             (197,406)           3,442,783
                                                                         ------------         ------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,635,865             (216,544)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             213,386              331,983
                                                                         ------------         ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,849,251         $    115,439
                                                                         ============         ============

     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Preparation of Interim Financial Statements

     In the opinion of the management of AccuMed International, Inc. and Subsidiary, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998.

2.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant inter-company balances, transactions and stockholdings have been eliminated.

     On December 22, 1998, (the measurement date), the company received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the board of directors. On January 29, 1999, AccuMed closed the sale of the microbiology division for an initial sales price of $15,150,000, subject to final adjustment of working capital items as defined in the sales agreement. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flows.

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3.   Other Comprehensive Income

                                9 Months Ended September 30        3 Months ended September 30
                                1999            1998               1999            1998
                                ----            ----               ----            ----
Net Income (loss)               $3,922,200      $(5,124,133)       $(1,080,117)    $(3,518,602)
Other comprehensive
Income(loss).(Foreign
Currency translation)              (66,792)          (7,803)             7,956          (5,991)
                                ----------      -----------        -----------     -----------
Comprehensive Income
(loss)                          $3,855,408      $(5,131,936)       $(1,072,161)    $(3,524,593)
                                ==========      ===========        ===========     ===========

4.   Inventories

          Inventories are summarized as follows:                 September 30,    December 31,
                                                                     1999            1998
                                                                     ----            ----
          Raw material and packaging                              $   681,220     $   907,038
          Finished goods and work in process                        1,220,289         831,573
                                                                  -----------     -----------
          Total inventories                                       $ 1,901,509     $ 1,738,611
                                                                  ===========     ===========

5.   Debt Retirement

     On February 2, 1999, the company repaid in full its 12% unsecured convertible notes payable for $3,225,000 plus accrued interest.

6.   Supplemental Disclosures of Cash Flow Information

                                                                  9 Months ended September 30,
                                                                      1999           1998
                                                                      ----           ----
     OPERATING ACTIVITIES
         Interest paid                                             $ 485,867     $ 1,114,591
     NON-CASH INVESTING AND FINANCING ACTIVITIES
         Deposit reclassified to fixed assets                      $     ---     $   125,000


     In connection with the sale of the microbiology division on January 29, 1999, the company repaid in full a note payable under its revolving credit agreement for $1,250,000 and its 14.5% secured note payable for $3,900,000, including prepayment penalties.

     The company paid expenses connected with the sale of the microbiology business of $700,000 from the gross proceeds of the sale of the microbiology business in January 1999.

     The company extinguished debt with a carrying value of $4,818,800 through the issuance of preferred stock and warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000 in February 1998.

     The company satisfied its obligation under a $1,000,000 note payable through the issuance of 222,222 shares of common stock in March 1998.

7.   Subsequent Event.

In connection with an agreement to merge with Microsulis Corporation, as more fully discussed in Part II of this report, the company loaned Microsulis Corporation on October 18, 1999 $310,000 for general corporate purposes and to expedite the commencement of clinical trials once an Investigational Device Exemption (IDE) has been received from the U.S. Food and Drug Administration.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During 1998, AccuMed received shareholder approval to sell its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying financial statements. On January 29, 1999, the company closed the sale of the microbiology business for an initial sales price of $15,150,000, subject to final adjustment of working capital items as defined in the sales agreement.

     The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business, AccuMed's only business line. Also, the company is committed to a substantial research and development program. Accordingly, AccuMed expects to incur additional operating losses over at least the next 12 months due to continued spending for product development, prototype construction and testing and regulatory activities.

OVERVIEW

     AccuMed is engaged in the marketing and development of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. The company's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while achieving significant improvements in disease detection.

The company is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer.

On August 11, 1999, the company announced that the letter of intent with Ampersand Medical Corporation (formerly Bell National Corporation) to license the AcCell product line, including patents, engineering study results, and proprietary information was mutually terminated. The non-refundable, good faith deposit of $100,000 provided to the company by Ampersand was recognized in the third quarter as Other Income.

RESULT OF OPERATIONS

     The company currently markets its AcCell(TM) cytopathology products directly to collect, analyze and document performance data of the products in several primary clinical cytology laboratory market segments. The AcCell/Savant(TM) DNA image cytometer, the company's next generation product, is currently in development and prototyping. Marketing efforts for the AcCell-Savant/research systems began, as anticipated, in the second half of 1999.

     No sales revenue was generated in the third quarter, 1999. Revenues in 1998 represent consumables and computer support equipment. Cost of sales for the quarter ended September 30, 1998 also includes non-capitalizable costs associated with upgrading products. The company suspended its manufacturing operations in October 1998 to eliminate related indirect overhead costs and anticipates future product sales will be made on a build-to-order or contract manufacturing basis.

     General and administrative expenses decreased 73.5 %, declining from $2,611,000 in the third quarter of 1998 to $692,000 in the comparable 1999 quarter. This decrease reflects reduced corporate level activity, including reductions in staff, due to the sale of the company's microbiology business and less administrative costs due to the consolidation of cytopathology operations.

     Research and development expenses decreased 62.9 % from $1,265,000 in the third quarter of 1998 to $470,000 in the third quarter of 1999 due primarily to reduced staffing levels. The current quarter expenses represent the ongoing efforts to develop the Savant medical technologies next generation products. The third 1998 quarter expenses represent costs associated with the AcCell(TM) 2000 and TracCell(TM) slide mapping system, which were completed in August 1998.

     The decrease in sales and marketing expenses of 92.1 % from $688,000 in the third quarter of 1998 to $54,000 in the third quarter of 1999 reflects the reduction in marketing staff announced in October 1998. With increased financial commitment to sales and marketing, the company believes that product sales would benefit. The AcCell-Savant (research) is being directly marketed to research facilities.

     Interest expense of $616,000 in the third quarter of 1998 reflected amounts accrued on the $4.5 million equipment loan and the 12% convertible notes issued in March 1997. Interest expense for the third quarter 1999 was $8,000. The interest expense for the nine months ended September 30, 1999 was $486,000 and reflected one month of interest on the company's equipment loan and convertible notes and $370,000 in non-cash write-off of deferred financing costs and related debt discount. The non-cash write-offs were made because the company used a portion of the cash proceeds from the sale of the microbiology division on January 29, 1999 to retire all of this debt in the first quarter of 1999.

     Discontinued operations in the third quarter of 1998 and nine months ended September 30, 1998 reflects the operating results of the company's microbiology division. For the nine months ended September 30, 1999, the gain on sale of this division as of January 29, 1999 is based on the initial closing price of $15,150,000. The initial closing price is subject to adjustment for working capital items as called for in the sales agreement. The company retained about $5,700,000 in cash after repayment of all related debt and expenses of the sale. The company is using these funds for development of the AcCell/Savant(TM) DNA image cytometer.

     For the nine month period ended September 30, 1998, the company incurred a $1,168,000 extraordinary loss related to the conversion of par value $5,275,000 of convertible notes and $329,030 in accrued interest thereon into 1,245,340 shares of series A convertible preferred stock. Of the total expense, $193,000 represented cash fees and expenses. As a result of this exchange of convertible notes for convertible preferred stock, the company's net tangible assets increased by about $4,700,000 and its interest expense was reduced by about $633,000 through January 1999. At the conclusion of the sale of the microbiology division in January 1999 the remaining notes were paid off using a portion of the proceeds from that sale.

LIQUIDITY AND CAPITAL RESOURCES

     The company's primary cash requirements are for research and development, general corporate and marketing expenses, including salaries, material and consulting support, to develop and market new cytopathology products. The company anticipates its operations will continue to consume working capital for the remainder of the year as the company continues its research and product development efforts. The company believes that current cash balances and internally generated funds will not be sufficient to finance the company's projected operations through the next 12 months. An effort to raise additional capital will be necessary, particularly assuming completion of the acquisition of Microsulis Corporation.

     The company had a cash balance of $1,849,000 at September 30, 1999 as compared to $213,000 in cash at December 31, 1998. The September 30, 1999 balance represents the cash remaining from the sale of the company's microbiology business, after the retirement of its 14.5% secured note payable, the 12% unsecured convertible notes payable, and the revolving line of credit.

     At September 30, 1999, the company's non-current assets included purchased technology, with a book value of $ 4,351,000, which was being amortized over a period of ten years. This was originally recorded in connection with the merger of AccuMed Inc. in 1995 and purchase of Oncometrics Imaging Corp. in 1996 and 1998. The value of this asset is expected to be realized through its application in the company's AcCell/Savant Research Systems, which are now being sold, and in the AcCell/Savant DNA Image Cytometer, which is expected to be completed and available to the market in the year 2000.

     The company's equity at September 30, 1999 was $8,078,000, of which $8,200,000 was recorded in the first quarter through the gain on the sale of the company's microbiology business. The company's equity at December 31, 1998 was $4,223,000.

Operating Activities

     Cash used in operating activities reflects the company's ongoing efforts to develop its next generation product, which the company believes will have applications for early lung cancer testing. The company expects a prototype of this product to be completed in the first quarter of 2000. In addition, over $1,000,000 of cash was used in the first nine months of 1999 to reduce vendor financing carried over from the third and fourth quarter of 1998. The company has accrued for the cost of unneeded office space, net of sublease rental income. The company is actively marketing its excess office space. If the excess remaining space were subleased, the rental savings to the company would approximate $160,000 annually.

Investing Activities

     The cash received from the sale of the microbiology business is being used to develop the company's next generation cytopathology products as well as for general and corporate expenses. The cash received of $9,100,000 is after immediate payment of expenses associated with the sale and retirement of the company's equipment loan and revolving line of credit.

     The company has no material commitments for property or equipment investments at this time.

Financing Activities

     The company paid off its $3,225,000 in 12% convertible notes on February 2, 1999 to reduce its future interest expense by $420,000 through March 2000.

     The company's remaining debt consists principally of a floating rate convertible note due December 29, 1999 in the amount of $500,000 Canadian dollars. The note bears interest at a rate of 2% over the Canadian prime rate (8.25 % at September 30, 1999)(or a default rate of prime + 6%), payable quarterly in arrears. It is convertible, in whole or in part into common stock at a price of $1.43 per share

     The company currently has no commitments with respect to sources of additional financing. The failure of the company to obtain adequate additional financing may require the company to delay, curtail or scale back some or all of its studies and regulatory activities and, potentially, to cease its operations. Any additional equity financing may involve substantial dilution to the company's then-existing stockholders.

     The company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of the company's product development efforts, the costs and timing of acceptance of the company's products, competing technological and market developments, the progress of commercialization efforts of the company and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors. Because the company no longer has cash resources available to sustain 12 months of operations, it anticipates that additional financing will be necessary, through public or private financings, from collaborative relationships or other arrangements.

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

State of Readiness

     The company's Year 2000 compliance plan provided for the conversion of non-compliant information technology systems in the third quarter of 1999. The conversion project involved three phases: selection and installation of hardware and software, loading the financial database into the new system, and testing. This conversion to a Year 2000 compliant technology system was completed in the third quarter, 1999.

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

Risks of the Company's Year 2000 Issues

      The company believes that it has become Y2K compliant in the third quarter of 1999. The most reasonably likely worst case scenario due to the failure to be Y2K compliant would be the company's inability to process financial transactions, including invoices or other normal business dealings. The company cannot quantify how significant the potential effect on liquidity or financial condition could be.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 5. SUBSEQUENT EVENT

The company and Microsulis Corporation, a Florida corporation (Microsulis), have entered into a Letter of Intent (LOI) dated October 6, 1999, as amended, pursuant to which Microsulis would be merged with and into the Company or a wholly-owned subsidiary of the company, and the company would continue as the surviving corporate entity. The LOI provides that the company's current stockholders would retain an aggregate of approximately 37.5% of the outstanding Common Stock and Microsulis stockholders would receive an aggregate of approximately 62.5% of the Common Stock in the company.

Consumation of the Microsulis merger is subject to the following conditions, among others, (i) satisfactory completion of due diligence investigations, (ii) negotiation, board approval, and execution and delivery of a definitive merger agreement containing representations, warranties, covenants and conditions customary in such transactions, (iii) effectiveness of a registration statement registering the company's proxy materials for use in connection with a special meeting of stockholders, and (iv) approval of the Microsulis Merger by the stockholders of the company and Microsulis.

Pursuant to a license agreement with Microsulis PLC of the United Kingdom (Microsulis PLC), Microsulis Corporation has the sole marketing, distribution, and the potential of manufacturing rights for the Western Hemisphere for Microwave Endometrial Ablation systems (MEA System) and related applicators developed and manufactured by Microsulis PLC. The first product, MEA System, is an alternative to hysterectomy for women suffering from excessive menstrual bleeding. The product, presently, is being sold in the U.K., in Europe, in Asia, and, most recently, in Canada. If the merger is consummated the company will conduct clinical trials after the Food and Drug Administration approves an Investigational Device Exemption (IDE) for the MEA System. Clinical trials are anticipated to commence with the objective of obtaining authorization to market the product in the United States. On October 18, 1999, to hasten these clinical trials and for general corporate use, the company made a secured loan of $310,000 to Microsulis Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.  The following exhibits are filed herewith:
          ---------

           27.1      Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACCUMED INTERNATIONAL, INC.
                                            /s/ Paul F. Lavallee
                                            ---------------------
                                            Paul F. Lavallee
                                            Chairman and Chief Executive Officer
                                            (Principal Accounting Officer)
Date:  November 13, 1999

                        Index to Exhibits
                        -----------------

       Exhibit No.              Description of Exhibit
       -----------              ----------------------

          27.1                  Financial Data Schedule