Form 10-K
period 1999-12-31
ACCUMED INTERNATIONAL INC
filed 2000-04-14
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20652

                           AccuMed International, Inc.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      36-4054899
----------------------------                            ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

              920 N. Franklin Street, Suite 402, Chicago, IL 60610
              ----------------------------------------------------
              (Address of principal                      (Zip Code)
               executive offices)

                  Registrant's telephone number: (312) 642-9200
                                                 --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)


        Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the common stock held by non-affiliates of the registrant on April 11, 2000 was: $7,411,119. Number of shares of common stock outstanding on April 11, 2000: 5,673,149.

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


                                     PART I

ITEM 1. BUSINESS

   (a)           General Development of Business

               AccuMed International, Inc. is a Delaware corporation. AccuMed's predecessor was incorporated in California in June 1988 under the name Alamar Biosciences, Inc. and was engaged in developing, manufacturing and marketing microbiology products.

               AccuMed has a wholly owned subsidiary, Oncometrics Imaging Corp., a company continuing under the laws of the Yukon Territory, Canada. Oncometrics was formed in 1995 to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage lung cancer by measuring the DNA in the nuclei of cells on microscope slides. AccuMed acquired a two-thirds interest in Oncometrics in 1996. In 1998, we acquired the final one-third interest in Oncometrics.

               On January 29, 1999, AccuMed sold substantially all of the assets and certain liabilities related to our microbiology business, including Alamar, Sensititre and the ESP product line. AccuMed received gross proceeds of $ 15,150,000 in cash at the closing. The proceeds were used to retire $8,498,000 in debt, and the balance was retained for general corporate and working capital purposes.

               AccuMed and Ventana Medical Systems, Inc. entered into a License and Development Agreement dated March 24, 2000. Under this license agreement Ventana has paid AccuMed an initial license fee, a prepayment on royalties and a partial payment for certain development obligations that AccuMed will perform. AccuMed has granted Ventana license to use AccuMed's core technology, including patents, in the field of surgical pathology, which involves analyzing tissue samples ordered by physicians to be taken from surgical patients to determine the presence or absence of disease. This license agreement has an initial three-year term which will be extended for additional three-year terms unless either party gives the other notice of non-renewal within 180 days prior to the end of the current term.

               On March 29, 2000, AccuMed and BCAM International, Inc. entered into a Patent and Technology License and Registration Rights Agreement. Through this agreement, we have licensed to BCAM our core technology for use in a specific field. BCAM has paid AccuMed an initial licensing fee and is required to pay AccuMed additional licensing fees and royalties in the future.

               (b)    Financial Information About Industry Segments

               AccuMed's operations were in two laboratory market segments: (1) Cytopathology - systems made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears and other microscope slide-based cellular preparations, and (2) Microbiology - proprietary disposable products and automated instruments used to identify infectious microorganisms and determine susceptibility to antimicrobial agents. On January 29, 1999, AccuMed sold substantially all assets and certain liabilities of our former microbiology business. Accordingly, this division is reported as a discontinued operation in the accompanying financial statements.

   (c)           Narrative Description of Business


GENERAL
            AccuMed designs, builds and supplies two product lines. We build these product lines with either our own microscopes or with commercially available microscopes which we modify.

               The first product line consists of "AcCells(TM)" computer-aided microscopes, which help medical experts to examine and diagnose specimens of human cells. These products include:

- robotic slide-feeding systems to load and unload slides from the microscope,

- bar-code readers to ensure proper identification of samples being analyzed,

- electro-mechanical scanning stages, that part of the AcCell microscope that allows the AcCell computer to move and focus the slide more accurately than a human can,

- automatic physical dotters to mark the locations of cells of interest, and

- Data Management System software to enable the medical experts to review the relevant medical histories and report the results of their examination or diagnosis directly into a medical record-keeping system without human transcription or repeat entries.

               The second product line consists of "AcCell-Savant(R)." The AcCell-Savant includes all the AcCell components described above, as well as an electronic imaging system and our image analysis software. The electronic imaging system consists of a camera, electronics, optics and software which together produce digital images of specimens on the microscope slide. The image analysis software measures properties of the specimen from the digital images. These AcCell-Savant(R) measurements are objective, as opposed to the subjective analyses of specimens by human visual examination.

               Medical experts can examine and diagnose human medical specimens more easily and accurately using our products. For example, a clinical laboratory can eliminate paper requisitions and paper medical reports by using AcCells which include our Data Management System. Laboratories that use paper requisitions and medical reports risk misdiagnosing specimens because of transcription and other clerical errors. Laboratory staff using our electronic Data Management System do not need to reenter data manually, thus saving time and reducing the risk of clerical error which can lead to misdiagnoses.

               Research scientists use the AcCell-Savant(R) research system, which we began marketing in 1999, to measure cellular DNA and other properties of medical specimens. We have sold modest numbers of the AcCell-Savant(R) research system to academic and medical research laboratories. These laboratories use our AcCell-Savant research system to more easily and accurately conduct experiments for a wide range of research applications in biology and pathology. Under FDA regulations, we are permitted to sell the AcCell-Savant(R) research system for these uses. The research and academic market is a small market compared to the commercial, clinical laboratory market which processes and diagnosis human medical specimens for patient care.

               Research scientists use the AcCell-Savant(R) research system in the following manner. In a lung cancer experiment, patients provide sputum specimens. Laboratory technicians prepare these specimens on microscope slides with a bar code label identifying the patient. The scientist inserts these slides into the AcCell-Savant(R) research system. The robotic slide-feeding system loads the slide into the microscope. The bar code reader identifies the patient and specimen information and stores this information in the computer. Digital images are produced using the electronic imaging system and scanning stage which moves the slide under the microscope. The image analysis software measures DNA and other properties of the cells in the digital images. The research scientist uses the statistical image analysis software to analyze these measurements objectively. Scientists use these statistical analyses to determine the presence and severity of lung cancer. AcCell-Savant(R) research systems record the digital images, measurements of cellular properties and statistical information in computer files which are the records of the scientist's experiment. The AcCell-Savant(R) then unloads the microscope slide.

               In addition to research applications, we believe we can adapt the AcCell-Savant(R) for many clinical, commercial laboratory applications, like early cancer detection. We are adapting the AcCell-Savant(R) for early lung cancer detection and several other clinical applications. In our attempt to enter the clinical laboratory market, we are pursuing partnerships with other technology and product/service distribution companies. We are exploring arrangements with partners to combine AcCell-Savant(R) and/or AcCell technology with the partner's intellectual property. In these arrangements, we would sell our products for use in combination with the partner's intellectual property and products.

               For example, on March 27, 2000 AccuMed announced that it signed a multi-year agreement with Ventana Medical Systems, Inc. (Nasdaq: VMSI) to provide an Automated Cellular Image Analysis System to assist pathologists in analyzing cancer and infectious diseases. The system will be used to quantitate immunohistochemistry (IHC) and in-situ hybridization (ISH) stained samples. The combination of AccuMed's automated and quantitative imaging systems technology and Ventana's sales and marketing strengths to surgical pathology laboratories, will enable both companies to participate in the potentially attractive market for quantitative IHC and ISH image analysis. Built from AccuMed's core technology and products, Ventana expects to launch the sale of its first IHC products built upon custom-modified AcCell automated imaging platforms and imaging software in late 2000. That product will aid pathologists who evaluate breast cancer specimens, including the use of Ventana's stain for measuring Her-2/neu receptor overexpression. Physicians order tests to measure Her-2/neu receptor levels in tissue samples from cancer patients to decide whether breast cancer patients with metastatic disease will respond to Genentech's anti-cancer drug, Herceptin.

               Furthermore, AccuMed's automated and quantitative imaging instruments, software, systems, and supplies are not only well suited for tests on tissue samples from patients with cancer, but they are also ideal analytical instrument platforms for numerous clinical applications in early disease detection and medical follow-up. On March 29, 2000, AccuMed signed a multi-year agreement with BCAM International, Inc. (Nasdaq: BCAM) to license its core technology in computer-aided microscopy, quantitative microscopy, and image cytometry and histometry in the field of morphological, cytochemical, cytogenetic, and quantitative sputum cytology, including without limitation DNA, malignancy-associated changes, and any other genetic or molecular diagnostic analyses for early lung cancer detection, screening, diagnosis, prognosis, and patient monitoring. Through this agreement, which provides BCAM with access to contract research and development services and manufactured products from AccuMed, BCAM can build an early lung cancer detection and diagnostic business using unique and patented cytopathology and molecular pathology-related technology from AccuMed.

                These deals were possible because of the generic and proprietary advanced imaging systems that have been designed and built by AccuMed. These deals are also commercially viable today because of the recent advances in cellular genetics and molecular pathology including, in particular, the initial and encouraging results stemming from human genomics research and development projects.

               We are at the forefront of significant changes in disease management. Molecular diagnostics and quantitative analyses of molecular profiles resulting from gene expression will be used to optimize therapeutic choices that ultimately improve patient outcomes. AccuMed's instrument and system platforms are well-suited for numerous emerging tests for a wide variety of diseases including cancer (e.g., breast, prostate, colon, lung, bladder, lymphoma, and leukemia).

               We need FDA clearance to market the AcCell-Savant in the United States for clinical as opposed to research uses. We are gearing our research and development efforts toward developing the lung detection product which, through a license can be used in clinical trials in 2001.

               AccuMed has generated limited revenues from the sale of our products to our original target market, clinical laboratories that examine or diagnose medical specimens including Pap smears. Currently, we do not actively market the AcCell as a stand-alone product.

               We believe that AccuMed is the only company competing in the computer-aided cytology screening cytodiagnostic market with a modular, expandable product, (our AcCell) that allows customers to upgrade to more fully automated versions and with a product line that support both gynecological and non-gynecological specimen analysis using both conventional Pap smears as well as liquid-based preparations. Given the present healthcare and regulatory environment, we believe our products will be more readily accepted than higher priced, non-modular, non-interactive products that attempt to eliminate human experts from the diagnostic process, and that are restricted to the analysis of cervical Pap tests only.

               Certain developments in the diagnostic markets we serve have created growth opportunities. Cost containment pressures and demand for preventative, early detection and diagnosis, and therapeutic monitoring medical technology are likely to create demand for labor-saving laboratory products that improve the quality and efficiency of laboratory-based patient specimen interpretations and diagnoses.

               AccuMed's goal is to develop cost-effective, accurate, sensitive, easy-to-use, and innovative cytopathology products that improve patient outcomes and healthcare provider performance, with competitive advantages in the markets in which it operates. AccuMed's growth and profitability will depend, to a great extent, upon its ability to complete development of and successfully introduce new products through distribution channels of strategic partners. To achieve this, AccuMed will need to continue research and development activities and obtain regulatory approval or cooperate with strategic partners in their efforts to obtain regulatory approval for such products with the U.S. Food and Drug Administration.


EARLY LUNG CANCER SCREENING

               AccuMed has also developed and assembled technologies and systems that could lead to a much more effective, sensitive, reliable, and commercially viable early lung cancer testing program to identify individuals with early more curable lung cancer.

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

               Currently, AccuMed estimates only 7.5 million sputum cytology diagnostic tests are performed annually, two-thirds of which are used for lung cancer screening in Japan. Today, the remaining 2.5 million tests are performed primarily on symptomatic patients. However, AccuMed estimates the worldwide market for early lung cancer screening of high-risk and asymptomatic individuals to be between 50 and 175 million tests per year, with at least 23.5 million potential tests per year in the United States.

               Lung cancer survival strongly depends upon early disease detection and diagnosis. However, conventional sputum cytopathology tests are not widely used because they fail to detect early curable lung cancer reliably. AccuMed believes that approximately 90% of patients who are diagnosed with Stage 0 and between 45% to 80% of patients who are diagnosed with State I lung cancer have at least a 5-year survival following their initial diagnosis. Contrasting this, the survival rate is less than 9% for patients who are diagnosed with State III or Stage IV lung cancer. Unfortunately, more than two-thirds of lung cancer patients today are diagnosed at Stage III and IV because no widespread early lung cancer-screening program has been developed similar to the gynecological Pap test worldwide screening programs that have dramatically reduced mortality from cervical cancer during the past 50 years.

               AccuMed believes a screening program for early lung cancer detection and diagnosis is possible. It must rely upon identifying and recruiting high-risk patient populations and/or at-risk patients into non-invasive screening programs before they become symptomatic. A screening program for these individuals has the potential to not only save lives, but also be a highly cost-effective healthcare program by significantly reducing overall healthcare costs due to earlier detection and treatment.

               To achieve this goal, AccuMed is developing the AcCell-Savant. The AcCell-Savant, a quantitative microscopy analytical instrument, incorporates features and benefits derived from the AccuMed proprietary AcCell(TM) workstations and TracCell(TM) slide mapping systems. It relies on several core technologies including cytochemistry, computer-aided microscopy, electronic imaging, digital image processing and analysis, and medical informatics. This cell analysis platform facilitates the direct measurement of cellular changes (e.g., "MAC" or Malignancy-Associated Changes) associated with early disease development and progression. AccuMed believes such cellular assays could be performed, with the AcCell-Savant, more sensitively, accurately, and reproducibly than is possible by the human eye-brain combination alone. The instrument's photodetectors, electro-mechanical precision, ability to focus selectively cell-by-cell and nucleus-by-nucleus on the most informative cell populations, image processing and analysis algorithms, and statistical calibration and classification methods gives the cytotechnologist, cytopathologist, and cytologist-in-general the ability to analyze multiple lung cancer markers and probes simultaneously for improved sensitivity, specificity and positive predictive value. The human-machine interface allows the human experts---the pathologists---to do the best diagnostic work possible, in suspicious cases, by considering the objective, visual and subvisual AcCell-Savant data in their patient diagnostic reports.

               AccuMed and the British Columbia Cancer Agency conducted a two-year field study and analysis of approximately one thousand patient cases qualified to be at high-risk for early lung cancer. Results from that study show that conventional sputum cytopathology has a reduced sensitivity for early stage lung cancer detection. Most significantly, this study also demonstrated that the AcCell-Savant approach improves, over conventional methods, the detection of the early, most curable, lung cancers by up to several-fold. Further significant performance improvements are anticipated based upon current research and development activities in enhanced and innovative methods of specimen collection; sample deposition, fixation, and staining; panel test design with multiple probes; image analysis algorithms; and computer-aided pattern recognition and classification methods.

               AccuMed intends to commercialize this early lung cancer application through licensing our technology to a strategic partner.


LUNG CANCER SCREENING BUSINESS DEVELOPMENT

               AccuMed has set the following major near-term (i.e., 2-year) milestones in this lung cancer screening business development program: (1) completion of comprehensive system requirements and specifications from specimen collection and preparation through cellular analysis, diagnosis and reporting,
(2) development of the clinical instrument ("intended use" apparatus), (3) submission of appropriate supplemental patent protection, (4) completion of a pre-clinical trial (i.e., pilot run) with adequate screening test sensitivity and specificity, (5) demonstration of revenues from research instrument sales, and (6) demonstration of revenues from per-test usage fees at Alpha and Beta sites.


MARKETS AND PRODUCTS

           AccuMed, a leader in the field of quantitative and automated microscopy, is a medical device company developing proprietary diagnostic instruments for applications to early disease prevention, detection, diagnosis, prognosis, optimized selection of therapeutic regimens and agents, and therapeutic monitoring. Quantitative and automated microscopy is a powerful research tool, which applies complex computer algorithms to measurements of nuclei, cells, and tissues on a microscopy slide to derive medically significant information. AccuMed markets its computer-aided, automated, and quantitative microscopy workstations and systems, including analytical cytology and histology instruments and supplies, through joint ventures, technology licensing agreements, and research and development contracts.

               As one of AccuMed's laboratory partners stated, "Through its systems, AccuMed is not only providing products, but it is redefining the process of making a diagnosis." This cell and tissue-imaging science and technology company is rapidly expanding its intellectual property portfolio and applying its proprietary technologies to the development of cost-effective, accurate, sensitive, easy-to-use, and innovative products that improve patient outcomes and healthcare provider performance.

               As a result of AccuMed's modular instrument platforms for cytology and histology applications, AccuMed has focused its efforts to commercialize its technology through partnerships with companies and institutions with a business focus in the following markets, among others:

                  - Early lung cancer and other pulmonary disease detection and follow-up

               -      Cancer and infectious disease diagnostics
               -      Quantitative immunohistochemistry
               - Cytogenetics, screening and toxicology including in-situ hybridization
               -      Anatomic pathology and information systems
               - QC/QA for cytology/histology quality monitoring and reporting
               -      Telepathology and medical image archiving/databases
               -      Marker and probe development
               -      Drug development for cancer patients
               -      Linking diagnostics assays to therapeutics
               -      Cellular imaging and analysis
               -      Quantitative cytology and histology
               -      Microscopy-based tests
               -      Medical informatics

        B.     PRODUCTS

               AccuMed's product development strategy has focused on taking what the human experts do best and "wrapping around them" technological solutions that make them more effective with respect to quality and cost-effectiveness. In addition, AccuMed provides instruments such as the AcCell-Savant to measure and analyze what the human eye-brain combination cannot see or perceive. AccuMed has developed the following technology and products relying upon its core technologies including computer-aided microscopy, medical informatics, optical and electronic imaging systems, quantitative microscopy, and cytometry/histometry systems.

               The product development strategy employed at AccuMed is a layered approach. The underlying support for the product line is the AcCell computer-aided microscope, which is primarily a quality assurance device utilizing robotic and medical informatic technologies. The TracCell layer above it provides productivity enhancements by electronically mapping slides to identify the fields-of-view with the well stained and well preserved cells for human review. The AcCell-Savant layer immediately above the TracCell layer adds quantitative microscopy that facilitates systems that measure and report the content and distribution of DNA and other cellular constituents in biosamples. Probes analyzers are yet an additional layer of technology that introduce the capability of quantitatively determining the presence of genetics markers and probes in cellular and histological samples, for example. Finally, the top layer of the technological pyramid anticipates the integration of all of these technologies with a medical informatics system to furnish complete assays from specimen processing through medical results reporting.

               The AcCell, TracCell and AcCell-Savant are AccuMed's original product lines (Series 2000) in computer-aided microscopy, slide mapping systems, and quantitative microscopy systems.

               COMPUTER-AIDED MICROSCOPY:  ACCELL CYTOPATHOLOGY WORKSTATIONS

               Clinical cytology laboratories, using technologists and cytopathologists to prepare, screen and diagnose specimens are facing cost-containment pressures and a need to improve quality simultaneously. These requirements are increasing the demands on laboratories and their highly skilled cytologists to both increase throughput (i.e., laborsaving products that reduce cost and increase margin per test) and decrease their false negative rate (i.e., minimize liability exposure). The AcCell workstations were developed to enable cytologists to do what they do best - interpret cytological findings - and to speed the tedious non-interpretative functions while concurrently providing improved quality control, assurance and reporting functions during the screening and diagnostic process.

               The resultant AcCell product line is a comprehensive family of integrated, expandable and technologically advanced products consisting of proprietary workstations that provide bar-coding for automated specimen identification, robotic slide loading to increase throughput and accuracy, support to ensure that 100% of a slide's sample deposition area is imaged during screening, XYZ electronic coordinate marking of cells and other objects-of-interest for rapid and reproducible automated relocation of selected cells of interest by pathologists during review sessions, accurate positional information that is continuously available, automated and high-accuracy physical dotting of slides, a data management system (DMS; typically interfaced to a Laboratory Information Systems (LIS)) that speeds and aids pathologists in diagnostic review sessions, automated report generation for specimen and laboratory management, and compatibility with both conventionally prepared Pap smears and liquid-based preparations. The DMS supports both gynecological and other sample processing and analysis. The primary benefits derived from the use of AcCell workstations are cost and timesavings, improved process control and quality, proactive risk management, and reported increases in the detection of abnormal cases.

               AcCellS are the reliable, production-oriented workhorses for all of AccuMed's products. They are optimized review stations that support the human experts by maximizing their performance and providing a means for quality assurance in cytology and histology operations.

               Most importantly, however, these AcCell workstations form the basic building block of semi-automated and automated systems in that they serve as (a) the core of the human expert's specimen or patient sample review station and (b) the building block for all of the analytical instruments in the other screening and diagnostic market sectors.


               ELECTRONIC IMAGING SYSTEMS:  TRACCELL SLIDE MAPPING

Another technology developed by AccuMed is computerized slide mapping. This technology, implemented in the TracCell Slide Mapping System, has been FDA-cleared for use with conventional Pap smears as well as with Cytyc ThinPrep liquid-based preparations. The TracCell stand-alone slide preprocessor produces electronic "maps" of slide-based cytological samples. These maps were designed to save slide-screening time and associated labor costs. The basic principle of TracCell slide mapping is that cytologists do not need to screen or review microscope fields-of-view that do not contain any adequately stained, well-preserved diagnostic cells. By processing slides with a TracCell before the cytologist screens the slides at an AcCell review station, the cytologist can save time by being automatically routed past these "empty" fields-of-view. This productivity enhancement technology is also adaptable to the processing and review of tissue sections on microscope slides. An indirect benefit of the TracCell tool is that screeners can spend more time analyzing difficult-to-interpret cells or regions-of-interest without sacrificing overall productivity. The TracCell Slide Mapping System, by definition, includes an AcCell review station. AccuMed is seeking a licensee for the AcCell and TracCell products for use in the automation of conventional cytology diagnostic laboratories. Also, AccuMed is utilizing these products and technologies in more advanced clinical applications (e.g., early lung cancer detection and diagnosis; and quantitative immunohistochemistry and in-situ hybridization systems already licensed to Ventana Medical Systems, Inc.) that AccuMed intends to commercialize through several joint venture or other strategic relationships.


               QUANTITATIVE MICROSCOPY SYSTEMS:  ACCELL-SAVANT IMAGE CYTOMETERS

               The AcCell-Savant/research (ACSr) instrument combines an AcCell computer-aided microscope with the Savant proprietary system of stains, protocols, imaging hardware and analytical software. This automated image cytometer generates analytical results regarding individual cells, including DNA content, optical texture and morphometric features. Statistical, graphical, and image data are displayed in a variety of formats to support cytology and histology research scientists, engineers, and clinicians.

               More specifically, AccuMed's MAC methods and instruments are one of AccuMed's powerful sets of automated cytophotometry tools facilitating the cytological detection and diagnosis of cancer at early, more curable stages of development. The lead research product at AccuMed, known as the AcCell-Savant, is a high-resolution image cytometer and is currently available as a research instrument - the AcCell-Savant/research (ACS/r). This analytical instrument incorporates an AcCell computer-aided microscope with the Savant system of stains, protocols, as well as proprietary imaging hardware and analytical software. The ACSr is a fully automated, high-resolution, absorbance microscopy-based cytometer that processes Thionin-Feulgen-stained cytology preparations and presents analytical results regarding the cellular DNA content of processed samples. This quantitative microscopy system includes an AcCell equipped with electronic-imaging for the evaluation of cytology samples prepared with proprietary nuclear DNA stains. Applications of this technology include measurement of cellular DNA content, chromatin distribution patterns, and nuclear areas for detection of early cancer and other diseases.

               - ACSr's automated operation makes it possible to measure thousands of cells per sample, thus increasing the statistical accuracy of tests.

               - ACSr's proprietary high precision computer-aided microscope with robotic slide handling and bar-coded sample identification ensures the reproducibility and reliability of results.

               - ACSr's proprietary electronic imaging and digital image processing are capable of selecting cells of interest, distinguishing them from background debris, cell clusters and non-targeted cells. This speeds the tedious non-interpretive functions while improving quality control and assurance.

               - ACSr's digital image processing and proprietary statistical analyses generate not only quantitative results but graphical displays as well (e.g., two-dimensional histograms, scattergrams and cell image gallery displays). These enable the user to detect subtle changes and rare cellular events readily and reliably.

               - ACSr's automated cell classification capability is customizable to the user's specifications. This eliminates the time consuming and labor-intensive process of manually classifying cells and provides flexibility for user-specific requirements.

               A key competitive advantage of the AcCell-Savant/research is its rapid, production-oriented automation enabling it to scan and analyze thousands of cells per sample without human intervention. Rather than relying upon interactive, labor-intensive approaches with statistical samples too small for sensitive cell cycle or ploidy analyses, the AcCell-Savant approach solves these problems making speedy analyses of small or large (> 15,000 cellular events) sample sizes practical and cost-effective. In addition, this robust and unique approach enables users to select the cells of interest for analysis, free from background debris, cluster, and non-targeted cells such as non-tumor cells that could mask significant findings regarding the cells of interest to the operator. Additionally, use of the ACSr is a complementary approach to flow cytometry. The relative advantages of the image cytometry approach are that flow cytometry typically requires at least an order of magnitude more cells per analysis, the AcCell-Savant enables selectivity (ability to eliminate extraneous objects that mask results), and unlike the AcCell-Savant, flow cytometry users cannot "see & save" cells with their corresponding feature data sets. Finally, neither flow nor image cytometry can process histological sections in general, though the AcCell-Savant can process some tissue sections (e.g., muscle, heart, brain, nerve, ovary, and testicle) when the majority of their nuclei are non-overlapping.

               This robust and unique instrument is versatile enough to handle a variety of applications. Typical applications of the AcCell-Savant include research and applications development in the following areas: disease detection from cytology samples, Malignancy Associated Changes (MAC), DNA ploidy analyses, treatment planning and monitoring, cell cycle analyses of S-phase fractions, quality assurance via post-screening of cytology samples, infectious disease investigations, transplant rejection analyses, toxicology, chemoprevention, and general cellular research.

               Features and benefits of the AcCell-Savant/research system include the following:

               -      Fully automated and high-speed operations
               -      Normalized DNA data with calibration
               -      Accurate, reproducible, and high resolution
               -      Classifiers providing high sensitivity & specificity
               -      Tunable to a wide variety of markers and probes
               -      Enables rapid generation of feasibility data
               -      Speeds drug research via faster protocols
               -      Suitable for new clinical screening assays
               -      Compatible with production-oriented AcCell-Savant Systems


               MALIGNANCY ASSOCIATED CHANGES

               AccuMed owns multiple patents related to methods and devices for automatically detecting malignancy associated changes. Malignancy-associated changes are subtle changes known to take place in the nuclei of apparently normal cells found near cancerous or precancerous tissue. David M. Garner, Ph.D., co-inventor of the MAC patents and Senior Scientist at the British Columbia Cancer Agency (Vancouver, Canada) indicated "Malignancy-associated changes (MACs) are subtle changes that are known to take place in the nuclei of apparently normal cells found near cancer or precancerous tissue. As such, the measurement of MAC features can potentially improve specimen adequacy rates, increase the sensitivity of an early cancer detection screening test, and result in an easier-to-use, simpler, and more reliable assay. Also, MACs can be used to detect, not only lung cancer, but many other types of cancer and precancerous conditions."

               The AcCell-Savant products offer the unique combination of patented MAC methods and the benefits of high accuracy, sensitivity and throughput which enable research clinicians and scientists to detect and measure early subtle cellular changes in disease processes that may not be otherwise detectable by visual analyses alone.



               SYSTEM 3000

               The next generation System 3000 products are being developed to enhance product features and benefits, and to increase market acceptance in diverse clinical applications.


               ACCUTECH

               Specifically, the AccuTech was developed by AccuMed to remove the need to use commercially available microscopes in the AcCell and related product lines. Such commercially available microscopes did not provide adequate mechanical stability, for example, to enable high-speed focusing on machines that were being designed to operate consistently during multiple shifts and for seven days per week.

               Features and benefits of the AccuTech systems include the following:

                  -        High-precision computer-controlled imaging
                  - Fixed optical system without field-operation variability
                  - Computer-controlled illumination intensity with feedback control
                  - High-resolution, ultra-fast computer-controlled focusing subsystem
                  - Power objective changer with full XYZ and illumination compensation
                  - Integral rotating filter mechanism for high-speed multi-spectral sensing
                  -        Rigid and fixed camera mounting system
                  - Automatic re-calibration system to ensure slide-by-slide data quality


               ACCELL 3000 REVIEW STATION

               The AcCell 3000 is the human-operated cytology workstation of AccuMed's System 3000 product line. It is a fully integrated light microscopy and data management system for use in laboratories that perform slide-based microscopic examination of cellular materials. This combination microscope and computer was designed as the cytologist's and/or pathologist's flagship "workhorse" tool. Specifically, the AcCell 3000 supports needs of the gynecological and non-gynecological cytology (e.g., cervical Pap smears and liquid-based preparations (LBPs), sputum cytology, fine-needle aspirations) laboratories as well as laboratories that perform hematology, gastroenterology, urology, cytogenetic, histology and related cytological and histological interpretations for the screening, diagnosis and reporting of cell-based samples, and for professional education and training. The AcCell 3000 provides this support through a set of user-oriented hardware and software tools integrated within a compact, reliable and easy-to-use package. The AcCell 3000 microscope automates the microscopy process while improving process control. It features a highly ergonomic user interface, a multi-user relational database and an interface to laboratory information systems (LIS) to improve the speed, accuracy and reliability of the sample evaluation process while reducing the physical strain that microscopists face in a clinical production environment. The instrument is capable of supporting multilingual operations. This computer-aided microscopy workstation can be operated as a stand-alone device, in a stand-alone network of other AcCell workstations within a cytology or anatomic pathology laboratory, or as a network of AcCell workstations interfaced to an LIS through an AcCell file server. The AcCell 3000 computer-aided microscopy products can also work in conjunction with the other System 3000 products under development (e.g., AccuTech-based versions of the FDA-cleared TracCell Slide Mapping Systems and AcCell-Savant Quantitative Microscopy Systems) that offer additional information from computer-aided sample analyses through the use of both interactive and fully automated electronic imaging systems.

               Features and benefits of the AcCell 3000 Review Station include the following:

               -      Small footprint and compact
               -      Enhanced user productivity
               -      Optimized slide throughput
               -      Data Management System
               -      Customizable
               -      User options protected
               -      Excellent optical imaging
               -      Coupled to Analyzer
               - Enables "PreView" of images of abnormal cells received from Analyzer
               -      AccuTech inside (i.e., "Savant powered")


               COGNETIX ANALYZER

               The AccuTech microscope frame is the core module not only within the AcCell 3000 Review Station, but also in the instrument designed to handle semi-automated or full automation with the capability of operating 24 hours/day, 7 days/week. That instrument is the Cognetix Analyzer.

               The Cognetix Analyzer is assembled from modular components that enables it to be easily and rapidly customized to specific clinical assays based upon microscope slide-based samples. Such sample may be either cellular or histological.

               Feature and benefits of the Cognetix Analyzer include the following:

               -      MAC detection and tunable to a variety of probes
               -      Labor savings and walk-away automation
               -      Continuous and high-speed operations
               - Image acquisition & sample classification software with classifiers
               -      Sample tracking
               - Stable & reliable in field use with precision mechanics and focusing
               -      Environment-tolerant
               -      Photonic sensors
               -      Configurable, scalable, and easy to use
               - Link to Review Station facilitates sending Dx images to Review Station
               -      Built-in QC and QA
               -      AccuTech inside (i.e., "Savant powered")

SUPPLIES

               Supplies for AccuMed products include calibration slides, dotter tape cartridges, and DNA stain kits (i.e., microscope slides and reagents for DNA cytophotometry using the AcCell-Savant).


INTELLECTUAL PROPERTY

               AccuMed has a strong intellectual property patent portfolio and core expertise (i.e., scientific and technical know-how) in computer-aided (AcCell, TracCell) and quantitative (Savant) optical microscopy; automated electronic imaging and screening systems; cytochemistry and histochemistry (DNA stains); analytical instruments and algorithms for cell and tissue image analysis; methods to measure intracellular malignancy associated changes (MAC); and medical devices and diagnosis systems.



               APPROACH TO PROPRIETARY TECHNOLOGY

               AccuMed aggressively develops its patent portfolio to establish value for its investors in areas of its core technologies, such as computer-aided microscopy. Furthermore, AccuMed pursues patent protection in disabling and competitive technologies if inventions occur which can protect key markets for AccuMed. Patents, trade secrets, and copyrights are used by AccuMed to protect its proprietary technology.


3.             SALES AND MARKETING

               Typically, AccuMed's products are not currently sold to laboratory end-users unaffiliated with AccuMed. Rather, AccuMed has four classes of customers. Quadrant I customers are beta-site customers who are used to provide marketing feedback to AccuMed regarding product design, performance and preferred enhancements. AccuMed remains confident that its core computer-aided microscope platform, the AcCell workstation, continues to provide a unique approach to improving cytology processes even in the conventional Pap test laboratories. Nevertheless, regardless of the merits of the originally targeted market, the AcCell workstation is the workhorse platform embedded in all other products by AccuMed, including the AcCell-Savant research systems, and the integral review station component of the automated early lung cancer screening systems, among others.

               Quandrant II customers are research and development scientists and clinicians who execute a commercialization agreement with AccuMed. Quadrant II creates a product pipeline for AccuMed through a virtual R&D organization that frees AccuMed from the direct expense of funding R&D for new applications development. This extramural R&D program is designed for leading researchers actively developing new clinical applications with commercial potential. These physicians, scientists and engineers are conducting funded research using cytometry and histometry at teaching hospitals, universities and research institutes. Benefits to participating researchers include:

                - Discounted purchases of AcCell-Savant/ research and other R&D products
                - Royalty-based revenue stream from AccuMed commercialized products
                -       Access to powerful and proprietary development tools
                -       Ongoing technical support, services and updates
                -       Access to advanced training and collaborations
                - Potential to participate in new product beta-tests and clinical trials
                -       Participation in joint development projects
                -       Expedited commercialization of new clinical assays
                - Support for patents and other intellectual property protection

               To date this AccuMed program has been successful with sites in Japan and Australia selecting AccuMed as their sole source for the commercialization of clinical tests involving cytology, histology, cytometry and histometry.

               Quadrant III customers are the primary business opportunity for AccuMed. This is the area in which AccuMed believes that significant and multiple business opportunities exist today, and that these opportunities are reliant upon the core existing technologies of AccuMed. The recent announcement of the R&D and analytical instrument sales agreement with Ventana Medical Systems is an excellent example of a Quadrant III opportunity. Other examples include announced or to-be-completed and announced licensing, R&D and product supply agreements in the fields of early lung cancer detection and follow-up as well as in the fields identified earlier in this Marketing and Products section. Typically, with Quadrant III customers, AccuMed seeks a combination of (a) license fees, (b) R&D contracts, (c) use-based royalty stream, (d) product supply contracts, and (e) equity participating in the Licensee's business.

               Quadrant IV customers are typically businesses in which AccuMed can either license its technology into a field-of-use that is remote from AccuMed's primary fields-of-interest in business development, or in which AccuMed can provide the customer with product on an OEM basis. This "technology transfer" market opportunity has already generated revenues for AccuMed in the area of point-of-care diagnostic systems.


COMPETITION

               AccuMed believes that its cytopathology products must compete on the basis of functionality, product features and effectiveness of the product in standard medical practice, although price is also an important competitive factor.

               AccuMed's cytopathology products will face competition from companies that have developed or may be developing competing or alternative systems. AccuMed's existing and potential competitors possess substantially greater financial, marketing, sales, distribution and technical resources than

AccuMed, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.


OPERATIONS

               AccuMed assembles and tests its cytopathology products at its Chicago facility. AccuMed purchased and modified the stage-control mouse for use with the AcCell(TM) 2000 series workstations but is currently developing a proprietary and patented stage-control mouse. Currently, AccuMed is not manufacturing product though it assembles and tests manufactured subassemblies. AccuMed anticipates future AcCell(TM) production will be done on a contract basis in the latter half of 2000, based on customer order backlog.


GOVERNMENTAL REGULATION

               AccuMed's products and manufacturing processes are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries.

               The Federal Food, Drug and Cosmetic Act (the "FDA Act") regulations provide that many of AccuMed's products may not be shipped in interstate commerce without prior authorization from the FDA. Such authorization is based on a review by the FDA of the product's safety and efficacy as indicated for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-market Notification or a Pre-marketing Approval ("PMA"). The process of obtaining FDA marketing clearance and other applicable regulatory authorities may be costly. Some FDA 510(k) Notification applications and PMA's require preliminary internal studies, field studies and/or clinical trials in addition to an FDA submission to attain market clearance (the 510(k) process or market approval (the PMA process)).

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

               A PMA is the FDA submission process where the product must demonstrate, independently of other like devices, that it is safe and effective for its indications for intended use. A PMA must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. The approval process usually takes substantially longer. During the review period, the FDA may conduct extensive reviews of AccuMed's facilities, deliver multiple requests for additional information and clarifications and convene advisory panels to assist in its determination.

               FDA enforcement policy strictly prohibits the promotion of learned or approved medical devices for non-approved or "off-label" uses. In addition, product clearances or approvals may be withdrawn for failure to comply with regulatory standards.

               Marketing in the United States of AccuMed's products under development may require additional FDA clearances. The FDA Act and other statutes and regulations, including various state statutes and regulations, govern the marketing, advertising and promotion of AccuMed's products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

               Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain clearance by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ. Export sales of certain devices that have not received FDA marketing clearance generally are subject to both FDA Certificate for Foreign Governments and, in some cases, general U.S. export regulations. In order to obtain a FDA export permit, AccuMed may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located.

               AccuMed has secured "CE" mark for the AcCell(TM) 2000 series and is seeking the mark for its proposed products. The CE mark is recognized by countries that are members of the European Free Trade Association and will be required to be affixed to all medical devices sold in the European Union.


RAW MATERIALS AND COMPONENTS

               Certain key components and raw materials used in assembling AccuMed's products are currently provided by single-source vendors. Although AccuMed believes that alternative sources for such components and raw materials are available, any supply interruption in a single-sourced component or raw material would have a material adverse effect on AccuMed's ability to manufacture products until a new source of supply were qualified.


RESEARCH AND DEVELOPMENT

               AccuMed's research and development efforts are focused on introducing new cytopathology products as well as enhancing its existing products to address unmet needs within the diagnostic cytopathology market. AccuMed believes that a commitment to research and development is critical to its ability to achieve its goals. During the fiscal years ended December 31, 1999, 1998, and 1997 expenditures for research and development were approximately $1,900,000, $2,600,000 and $4,000,000 respectively.

               AccuMed is currently developing the following products:

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

               AccuMed estimates that there are approximately 600 images processing and analysis systems installed worldwide for research purposes and additional 600 clinical systems. Because of uncertainty of current market provider commitment, AccuMed believes there is an opportunity for a competitive image analysis system. The size of this worldwide market is estimated to be over 1200 units at a cost of $100,000 per unit. Consumables such as staining kits used in conjunction with the DNAnalyzer would represent a potentially high margin continuing revenue stream.

               AccuMed believes various factors will influence market demand for this product within the domestic healthcare marketplace.

               The pressure for cost containment drives the need for tools that streamline aspects of the operational process. This product offers a user-friendly, general-purpose image analysis that operates on the AcCell(TM) technology platform, designed for clinical laboratory use.

               Also, competitive image analysis systems currently serving this market have been designed largely for the research market, but the level of customer support necessary to accommodate the clinical laboratory market is not readily available. AccuMed intends to offer strong field service and support along with this product.

               Lastly, the consolidation of the healthcare industry drives the need to integrate various functions within the clinical laboratory. This product is part of an integrated family of tools that support a wide variety of functions within the clinical laboratory.


               LUNG SPUTUM TESTING USING THE ACCELL-SAVANT

               AccuMed believes current screening methods for the detection of early lung cancer are impractical and ineffective, creating clear need for a simple, cost effective, and reliable test for screening high-risk populations for lung cancer. AccuMed is developing its Savant technologies to meet this need. The Savant technology is similar to the screening done for cervical cancer, where the death rate due to cervical cancer has been reduced by 5 to 10 times during the past 50 years as a results of Pap test screening.

               AccuMed's principal lung sputum analysis technology revolves around the use of the AcCell-Savant to screen high-risk individuals for lung cancer. The objective is to identify patients who have lung cancer at an early more curable stage. AccuMed believes that patients detected with lung cancer at an early stage have up to a six times better chance of survival.

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

               Successful commercialization of the lung sputum screening test in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurers and managed care organizations. Because the up-front, direct costs of using AccuMed's products will result in an overall lower healthcare costs, AccuMed believes it can convince third-party payors that the overall cost savings to the healthcare system, resulting from earlier detection for lung cancer, will more than offset the cost of AccuMed's products. AccuMed intends to focus on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the United States. Most third-party payor organizations independently evaluate new diagnostic procedures by reviewing the published literature and the Medicare coverage and reimbursement policy on the specific diagnostic procedure. To assist third-party payors in their respective evaluations, AccuMed intends to provide scientific and clinical data to support its claims of the safety and efficacy of AccuMed's product lines.

               AccuMed believes the AcCell-Savant platform can be applied effectively for tissue sites other than for lung tissue. In particular, the AcCell-Savant, with its MAC's capabilities, has the ability to not only detect early stage cervical cancer in an automated manner, but it has the potential ability to determine whether pre-cancerous cells will develop into cancer or not.


INTELLECTUAL PROPERTY

               AccuMed relies on a combination of patents, licensing arrangements, trade names, trademarks, copyrights, trade secrets, know-how and proprietary technology as well as policies and procedures for maintaining the secrecy of trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. Three of AccuMed's patent applications related to AcCell(TM) technology have been granted in the United States as of the date of this report. Two additional AcCell-related patent applications have been allowed in the U.S. and several other applications remain pending (10) or are in development. AccuMed has twelve additional pending patent applications covering certain aspects of its TracCell(TM)-based cytopathology technology and products. AccuMed is also developing products (e.g., AcCell-Savant) that relies upon or utilizes the intellectual property of its wholly owed subsidiary, Oncometrics. Oncometrics has five issued patents, two allowed patents, and twelve pending patents in related technologies. Additionally, AccuMed sold six microbiology-related U.S. patents with the divestiture of that business.

                AccuMed is continuing to prepare additional patent applications. Since patent applications in the United States are maintained in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, AccuMed cannot be certain that AccuMed or other relevant patent application filer was the first creator of inventions covered by pending patent applications or that such persons were the first to file patent applications for such inventions. Protections relating to portions of such technologies may be challenged or circumvented by competitors, and other portions may be in the public domain or protectable only under state trade secret laws.

               AccuMed owns or has guaranteed trademark applications for "SpeciFind", "TracCell", "MacCell", "AcCell-Savant", "Improving Cytology Processes", and is currently preparing and may file additional U.S. and foreign trademark applications in the future.

        (e)   Available Information.

        We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy the documents we have filed at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our SEC filings are also available to the public at the SEC's Internet site found at "http://www.sec.gov." You can also inspect our SEC filings at the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

        AccuMed's Internet website is "http://www.accumed.com".


EMPLOYEES

               At March 27, 2000, AccuMed employed 10 full-time employees. None of AccuMed's employees are represented by a labor union. AccuMed considers its relations with its employees to be good.


ITEM 2. PROPERTY

               AccuMed currently leases a 10,062 square foot facility at 920 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004.


ITEM 3. LEGAL PROCEEDINGS

               AccuMed is not currently a party to any material litigation and is not aware of any pending or threatened litigation against AccuMed that could have a material adverse effect upon AccuMed's business, operating results or financial condition.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.


ADDITIONAL ITEM:    EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table lists the names, ages and positions of all of our executive officers. Officers are elected annually by the board of directors at the first meeting of the board following the annual meeting of stockholders.


              NAME                   AGE                  POSITION

Paul F. Lavallee                     60    Chairman of the Board and Chief
                                           Executive Officer
Norman J. Pressman, Ph.D.            52    President and Chief Scientific Officer

               PAUL F. LAVALLEE. Mr. Lavallee has been a director of AccuMed since December 1995 and was elected Chairman, Chief Executive Officer and President by the Board of Directors on January 30, 1998. He relinquished the title of President in March 1999. Since January 1996, Mr. Lavallee has been a healthcare consultant to the Venture Capital industry and has served as Chairman of the Board for two start-up companies. From 1989 until December 1995, Mr. Lavallee served as Chairman, President and Chief Executive Officer of Sigmedics, Inc. Mr. Lavallee has a B.S. degree in biology from Bates College and a M.B.A. degree from the University of Chicago.

               NORMAN J. PRESSMAN, Ph.D. Dr. Pressman was named President in March 1999 and continues to serve as Chief Scientific Officer. In 1998, Dr. Pressman was appointed Chairman of the Board of Oncometrics Imaging, Corp., a subsidiary of AccuMed International. He served as a Senior Vice President of AccuMed and President of AccuMed's Cytopathology Division from July 1996 to May 1997 when he became Senior Vice President for Research and Development and Chief Scientific Officer. From July 1993 until joining AccuMed, Dr. Pressman was Manager of Biotechnology Development, Strategic Business Development Group of Olympus America. Between July and September 1989, Dr. Pressman was engaged in the formation of Cell Systems International, Inc., a consulting firm in biomedical specimen collection, processing and analysis, of which he served as President from September 1989 until July 1993. Dr. Pressman was the lead research scientist in the Cytometry and Histometry program of the Central Research and Development Department at E.I. du Pont de Nemours & Company from December 1986 until July 1989. From September 1976 until December 1986, he was as Assistant Professor (Pathology and Engineering) at The Johns Hopkins University School of Medicine and Head of the Quantitative Cytopathology Laboratories at The Johns Hopkins Medical Institutions. Dr. Pressman has a B.S. degree in electrical engineering from Columbia University, a M.S. degree in systems engineering and a Ph.D. in biomedical engineering from the University of Pennsylvania.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

               Our common stock is quoted on the Nasdaq SmallCap Market and is currently under the symbol "ACMI". The table below sets forth, for the periods indicated, the range of high and low sales prices for the common stock during the periods specified.

1998 FISCAL YEAR                    High           Low
                                    ----           ---
        First Quarter              13.88           3.75
        Second Quarter              8.63           1.31
        Third Quarter               2.06           0.56
        Fourth Quarter              2.75           0.31

1999 FISCAL YEAR                    High           Low
                                    ----           ---
        First Quarter               1.91           0.59
        Second Quarter              1.31           0.72
        Third Quarter               1.22           0.47
        Fourth Quarter              4.00           0.56

               As of March 27, 2000, AccuMed had approximately 178 record holders of common stock. As of March 27, 2000, AccuMed estimates that there are approximately 3,325 beneficial holders of Common Stock, based on preliminary results of the broker search for conducted in January 2000.

               AccuMed has never paid dividends on its common stock and does not intend to pay cash dividends for the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

               On January 29, 1999, AccuMed closed the sale of its microbiology business. Prior to December 29, 1995, AccuMed's only operations were related to the microbiology business. The income statement and balance sheet data presented below reflects the microbiology business as a discontinued operation. See Note 1 in the accompanying Financial Statements starting on page F-1.



                                                  FISCAL YEARS ENDED DECEMBER 31, (1)
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               -------------------------------------------------------------------------
                                  1999            1998            1997            1996            1995
                               ---------       ---------       ---------       ---------       ---------
Income Statement Data:
Net sales                      $     136       $     327       $   1,001       $   1,412       $      --
Gross profit (loss)               (1,146)           (529)           (556)             19              --
Operating loss                    (6,446)         (9,796)        (15,800)        (13,387)             --
Interest expense                     501           1,411           3,569             458              --
Loss from continuing
  operations before
  income taxes                    (6,803)        (10,360)        (18,858)        (10,904)             --


Income taxes                          --              --              --              --              --
Loss from continuing
  operations                      (6,803)        (10,360)        (18,858)        (10,904)             --

Income (loss) from
  Discontinued
  Operations                       8,199           3,351           1,939            (670)         (3,759)

Net income (loss)                  1,396          (8,170)        (16,919)        (11,574)         (3,759)

Per Share Data:

Basic loss from
  continuing operations        ($   1.24)      ($   2.04)      ($   5.13)      ($   3.85)             --

Income (loss) from
  discontinued operations           1.49            0.66            0.53           (0.24)          (3.54)

Extraordinary loss                    --           (0.23)             --              --              --
Basic net income (loss)        $    0.25       ($   1.61)      ($   4.60)      ($   4.09)      ($   3.54)



Weighted average
  shares outstanding
  (000's)                         5,491         5,080          3,675          2,829         1,063
Balance Sheet Data:
Working capital (deficit)      $     39      ($ 1,393)      ($ 1,600)      $  2,150            --


Total assets                      7,222        13,448         16,085         13,444         1,098
Long-term debt                      167         5,782         11,455            231            --
Stockholders' equity              5,668         4,223            733         10,136         1,098

    (1) AccuMed changed from a September 30 fiscal year end to a December 31 fiscal year end effective in 1995. The fiscal year 1995 amounts are for the September 30 year-end. For the three months ended December 31, 1995, AccuMed's net loss was $5,742,000, or $2.94 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

               During 1998, AccuMed received stockholder approval to sell its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying financial statements. On January 29, 1999, AccuMed closed the sale of the microbiology business for net proceeds of $14,400,000.

               The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business, AccuMed's only business line. Also, AccuMed is committed to a substantial research and development program. Accordingly, AccuMed expects to incur additional operating losses over at least the next 12 months due to continued spending for product development, prototype construction and testing and regulatory activities. AccuMed anticipates it will offset some of these expenses through contract research with licenses of our intellectual property.


OVERVIEW

               AccuMed is engaged in the marketing and development of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. Our integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while achieving significant improvements in disease detection. AccuMed currently is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer.

               On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc. ("BCAM"), whereby the Company agreed to license its patents and proprietary information and rights to BCAM for certain medical applications. Under the terms of the agreement, the Company will receive guaranteed license fees over the next nine months, shares of BCAM common stock, and royalties to be received in the future on the sale of covered products by BCAM.

               On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc., whereby we agreed to license our patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, we have received an up-front licensing fee, advanced royalty payment and, development funds, paid immediately. Additional funds will be received over the next twelve months for contract research and purchase of AcCell Systems, and royalties to be received in the future on the sale of covered products by Ventana.

               On February 28, 2000, Microsulis Corporation chose not to extend the time limit to complete its intended merger with AccuMed. On November 16, 1999, we entered into a merger agreement with Microsulis, whereby Microsulis would have been merged into AccuMed.

               On December 29, 1995, AccuMed acquired all of the common stock of AccuMed, Inc. and its wholly owned subsidiary. Pursuant to the terms of a merger agreement, 313,652 shares of common stock and 21,158 warrants were issued to AccuMed, Inc. stockholders and warrantholders, respectively, which were contingent and subject to forfeiture if specified performance goals were not achieved by AccuMed. The contingency associated with 156,826 shares of common stock and 10,579 warrants was resolved (performance goal achieved) in March 1996 resulting in contingent consideration of $5,430,326. Such amount has been allocated to identifiable intangibles of acquired proprietary technology ($1,930,599) and in process research and development ($3,499,727). The acquired proprietary technology is being amortized over the expected period to be benefited of ten years, with the in-process research and development charged to operations during the year ended December 31, 1996.

               The contingency associated with the remaining 156,826 shares of common stock and 10,579 warrants was resolved (performance goal achieved) in March 1997, resulting in contingent consideration of $3,582,068. Such amount has been recorded as goodwill associated with the merger and charged off in its entirety to operations during the year ended December 31, 1997 as an impaired asset.

               On October 15, 1996, AccuMed acquired a two-thirds interest in Oncometrics Imaging Corp. Oncometrics was formed in 1995 to complete the development of an automated instrument designed to be used in the detection, diagnosis and prognosis of early-stage cancer by measuring the DNA in cells on microscope slides. In June 1998, AccuMed acquired the final one-third of Oncometrics stock it did not own for $685,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

               REVENUES AND GROSS MARGINS

               AccuMed's sales revenues were $136,000 for the year ended December 31, 1999 compared to $327,000 for the year ended December 31, 1998, a decrease of $191,000. The decrease in sales reflects a decline in the number of units of AccuMed's AcCellTM products sold. Cost of sales for the year ended December 31, 1999 includes a fourth quarter non-cash charge of $1,106,000 to write-down inventories to net realizable value. In October 1998, we ceased our manufacturing operations to eliminate the associated indirect overhead costs and anticipate our future product sales will be made on a build to order or contract manufacturing basis. Cost of sales for the year ended December 31, 1998 also includes non-capitalizable overhead costs and costs associated with suspending the manufacturing operations.


               OPERATING EXPENSES

               General and administrative expenses decreased by $2,161,000, or 40.1%, from $5,308,000 in 1998 to $3,147,000 in 1999. The decrease in these expenses is a result of reduced corporate level activity, including a reduction in personnel due to the sale of the microbiology business and less administrative cost due to the consolidation of AccuMed's cytopathology operations.

               Research and development expenses decreased by $700,000, or 27.2%, from $2,570,000 in 1998 to $1,870,000 in 1999. The decrease in these expenses reflects a reduction in personnel and activity levels associated with our ongoing efforts to develop next generation products associated with the Savant medical technologies. Expenses in 1998 represent costs associated with the AcCell 2000 and TracCell slide mapping systems, which were completed in August 1998.

              Sales and marketing expenses decreased by $1,107,000, or 80.0%, from $1,389,000 in 1998 to $282,000 in 1999. This decrease is a result of a reduction in our marketing personnel beginning in October 1998. AccuMed continues to market its AcCell-Savant directly to research facilities.

               For the year ended December 31, 1999, an asset impairment loss of $137,000 was recorded for the write-down of certain leasehold improvements. The impairment loss is a result of our consolidation of facilities and re-negotiation of leasing arrangements in February 2000.


               OTHER INCOME AND EXPENSE

Interest expense for the year ended December 31, 1999 was $501,000 compared to $1,411,000 for 1998. The decline in interest expense is a result of the repayment in January 1999 of AccuMed's 14.5% secured note payable and our 12.0% unsecured convertible notes with proceeds received from our sale of its microbiology division. Interest expense in 1999 also includes $370,000 from a non-cash write-off of deferred financing costs and debt discounts related to the repayment of these notes.

               Other income for the year ended December 31, 1999 was $145,000 compared to $848,000 for 1998. The decrease in other income is a result of a reduction in licensing fee income and a reduction in invested cash on hand, which had been available from proceeds received in a private placement in March 1998.


               DISCONTINUED OPERATIONS

               AccuMed's loss of $158,000 in 1999 and income of $3,351,000 in 1998 from discontinued operations reflects the results of operations of AccuMed's microbiology business before is sale in January 1999. In 1999, we recorded a gain of $8,199,000, net of income taxes of $140,000, on the disposal of the microbiology business.


               EXTRAORDINARY LOSS

               For the year ended December 31, 1998, AccuMed incurred a $1,168,000 extraordinary loss related to the conversion of $5,275,000 in par value of convertible notes and $329,000 in accrued interest thereon into 1,245,340 shares of series A convertible preferred stock. Of the total expense, $193,000 represented cash fees and expenses. As a result of this exchange of convertible notes for convertible preferred stock, AccuMed's net tangible assets increased by about $4,700,000 and our interest expense was reduced by about $633,000 through January 1999. At the conclusion of the sale of the microbiology business in January 1999 the remaining notes were paid off using a portion of the proceeds from that sale.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

               REVENUES AND GROSS MARGINS

               Fiscal 1998 revenues reflect the initial sale of the AcCell-Savant(R) Research System for clinical DNA Analyzer to a medical research facility. The 1998 gross loss on sales reflects non-capitalizable manufacturing cost and costs associated with suspending manufacturing operations.


               OPERATING EXPENSES

               General and administrative expenses decreased $890,000 to $5,309,000 in 1998 from $6,199,000 in 1997. This decrease is due primarily to the reduction in the number of management and administrative personnel necessary to support a reduced level of activity and a reduction in professional fees.

               Research and development expenses decreased $1,465,000 to $2,570,000 in 1998 from $4,035,000 in 1997. The decrease is due to costs associated with AccuMed's 510(K) clearance received from the U.S. Food and Drug Administration in August 1997, and a reduction in personnel to focus on our next generation product.

               Sales and marketing expenses decreased by $39,000 to $1,389,000 in 1998 compared to $1,428,000 1997. These expenses remained relatively flat in 1998 as a result of growth of staff and development of the initial marketing program for AccuMed's AcCell product line, which occurred in the first three quarters of 1998. AccuMed reduced sales efforts in the fourth quarter of 1998 to obtain additional documentation of the quantitative benefits of its products.


               OTHER INCOME AND EXPENSE

               Interest expense for the year ended December 31, 1998 was $1,411,000 compared to $3,568,000 for 1997. The decrease reflects reduced debt levels as a result of the conversion of $5.2 million in 12% convertible notes into Series A preferred stock in February 1998. Also, in 1997 AccuMed had a write-off of $1.9 million related to an "in the money" conversion feature of its 12% convertible notes.

               Other income increased to $848,000 in 1998 from $511,000 in 1997. This increase reflects licensing fee income of approximately $500,000 and interest income earned from cash received in the private placement in March 1998.


               DISCONTINUED OPERATIONS

               Discontinued operations reflect the operating results of AccuMed's microbiology business, which was disposed of in January 1999.


LIQUIDITY AND CAPITAL RESOURCES

               AccuMed's primary cash requirements are for research and development, general corporate and marketing expenses, which include salaries, materials and consulting support, to develop and market our cytopathology products and technology. We anticipate that the receipt of the license fees and development funds under our license, product sales, and development agreement with Ventana, our available cash and marketable securities on hand, and collection of the line of credit with Microsulis Corporation will provide the necessary liquidity to finance our projected operations and financing obligations through the next twelve months.

               At December 31, 1999, AccuMed's non-current assets include purchased technology of $ 4,186,000, which is being amortized over a period of ten years, and patents of $842,000, which are being amortized over the useful lives of the patents, generally 17 years. The purchased technology was originally recorded in connection with the merger of AccuMed Inc. in 1995 and purchase of Oncometrics Imaging Corp. in 1996 and 1998. The carrying value of these assets is expected to be realized from our licensing to others, such as

Ventana, and our application in AccuMed's AcCell/Savant(R) Research Systems and AcCell/Savant(R) DNA Image Cytometer.

               At December 31, 1999, AccuMed has long-term debt, including the current portion, of $530,000. The long-term debt consists of a $500,000 Canadian dollar note and a non-interest bearing repayable contribution of $187,000. The Canadian dollar note is payable in monthly installments of $25,000 US dollars, plus interest at a rate of 6.0% over the Canadian prime rate, beginning March 15, 2000 through July 15, 2000, with the remainder due on demand. The demand portion of the Canadian note is convertible into shares of AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on a percentage of future sales of product and net working capital.

               AccuMed's equity at December 31, 1999 was $5,668,000, of which $8,199,000 was recorded in January 1999 from the gain on the sale of our microbiology business.


               OPERATING ACTIVITIES

               Cash used in operating activities decreased to $5,273,000 in 1999 from $10,418,000 in 1998 and $12,352,000 in 1997. The decrease in cash used in operating activities primarily reflects AccuMed's reduced operating costs during these periods. The use of cash in operating activities reflects AccuMed's ongoing efforts to develop our next generation product, which we believe will have applications for early lung cancer testing. In addition, over $1,000,000 of cash was used during 1999 to reduce vendor financing carried over from the third and fourth quarters of 1998.


               INVESTING ACTIVITIES

               For the year ended December 31, 1999, investing activities generated $13,976,000 in cash compared to the use of cash of $500,000 in 1998 and $7,290,000 in 1997. In 1999, AccuMed received $14,400,000 in proceeds, net of expenses incurred, from the sale of AccuMed's microbiology business and funded $400,000 under a line of credit arrangement to Microsulis Corporation, which is expected to be re-paid in the second quarter of 2000. In 1998 and 1997, we used $343,000 and $6,000,000, respectively, of cash to acquire the stock of our Oncometrics subsidiary. Capital expenditures declined to $24,000 in 1999 from $157,000 in 1998 and $1,208,000 in 1997. The decline in capital expenditures reflects the start-up of manufacturing activities and purchases of equipment for sales and marketing and research and development activities in 1997 and subsequent reduction in these activities in 1998 and 1999. AccuMed does not anticipate material capital expenditures during 2000.


               FINANCING ACTIVITIES

For the year ended December 31, 1999, AccuMed used $8,498,000 in cash in financing activities compared to $4,943,000 and $12,670,000 provided by financing activities in 1998 and 1997, respectively. In January 1999, we repaid all of our outstanding 14.5% secured notes and 12% unsecured convertible notes with proceeds from the sale of its microbiology business. In March 1998, AccuMed received $4,852,000 in net proceeds from a private placement of its common stock. During 1997, we received $12,151,000 in proceeds from long-term debt, net of fees paid.

               AccuMed currently has no commitments with respect to sources of additional financing other than with respect to funds to be received under the license and development agreement with Ventana.

               AccuMed's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of the our product development and licensing efforts, the costs and timing of acceptance of AccuMed's products, competing technological and market developments, the progress of commercialization efforts of AccuMed and its distributors, the costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights, developments related to regulatory and third-party reimbursement matters, and other factors.


IMPACT OF YEAR 2000

               We completed our Year 2000 readiness initiatives and did not experience any significant problems. We do not anticipate any significant adverse business effects related to this issue. AccuMed did not incur material costs to dedicated solely to Year 2000 remediation.


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

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Certain information relating to executive officers is included in this report in the last section of Part I under the caption "Executive

Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC within 120 days following AccuMed's last fiscal year end is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Reporting Requirements" in the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC is within 120 days following AccuMed's last fiscal year end is hereby incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

               The information contained under the caption "Executive Compensation" contained in the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC within 120 days following AccuMed's last fiscal year end is hereby incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the SEC within 120 days following AccuMed's last fiscal year end is hereby incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information contained under the caption "Certain Relationships and Related Transactions" contained in the definitive Proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following AccuMed's last fiscal year end is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

               (a) Financial Statements. The following financial statements are filed as part of this report as pages F-1 through F-20 following the signature page:

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

               (b) No reports on Form 8-K were filed during the three month period ended December 31, 1999.

               (c)    Exhibit Index


Exhibit
Number         Description of Exhibit
------         ----------------------

3.1     Bylaws of AccuMed. (1)

3.2     Amendment No. 1 to Bylaws of AccuMed. (19)

4.1     Certificate of Incorporation of AccuMed (1)

4.2 Certificate of Amendment to Certificate of Incorporation of AccuMed increasing authorized Common stock (14)

4.3 Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock (15)

4.4 Certificate of Correction to Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock (15)

4.5 Certificate of Amendment to Certificate of Incorporation of AccuMed effecting reverse stock split (21)

4.6     Specimen Certificate for Common stock (1)

4.7     Bylaws of AccuMed (1)

4.8     Amendment No. 1 to Bylaws of AccuMed (19)

4.9 Warrant Agreement dated as of February 23, 1998 between AccuMed and Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 (pre split) Common stock purchase Warrants issued to investors in a Note Exchange Offer. (15)

4.10 Warrant Agreement dated March 19, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 350,000(pre split) Common stock purchase warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer (19)

4.11 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer (15)

4.12 Warrant Agreement dated as of March 19, 1998, as amended by Amendment No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth Associates pertaining to an aggregate of 8,686,667 (pre split) Common stock purchase Warrants issued to investors in a private placement. (19)

4.13 Form of Warrant Certificate representing an aggregate of 8,686,667 (pre split) Common stock purchase Warrants issued to investors in a private placement in March 1998 (19)

4.14 Form of Warrant to Purchase Common stock dated March 19, 1998 or March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 (pre split) Common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

4.15 Form of Subscription Agreement and Registrant Rights Agreement dated March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement (19)

4.16    Specimen stock certificate for Common stock. (1)

10.1 AccuMed's Board of Directors Compensation Plan as amended by Minutes of Board of Directors meeting dated January 18, 1996 authorizing grants of stock options to non-employee directors. (1)(4)

10.2 Employment Agreement between AccuMed and Norman J. Pressman dated June 13, 1996 and Addendum to Employment Agreement between AccuMed and Norman
        J. Pressman dated July 16, 1996. (4)(5)

10.3    1995 Stock Option Plan. (1)(4)

10.4    Amendment No. 1 to AccuMed's 1995 Stock Option Plan.(4)(7)

10.5    Amendment No. 2 to the 1995 Stock Option Plan. (4)(16)

10.6    Amendment No. 3 to the 1995 Stock Option Plan. (4)(19)

10.7 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

10.8 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option Plan. (1)(4)

10.9 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.10   Amended and Restated 1990 Stock Option Plan. (4)(8)

10.11   Amendment No. 1 to Amended and Restated 1990 Stock Option Plan.(4)(16)

10.12 Franklin Square Commercial Lease dated July 13, 1994 between AccuMed and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 401, 4th Floor North, 900 North Franklin Street, Chicago, Illinois. (1)

10.13 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common stock issued to several investors in a private placement consummated March 13, 1997.
        (16)

10.14 Form of Subscription Agreement between AccuMed and several investors in the private placement consummated on March 13, 1997. (16)

10.15 Form of Warrant to Purchase Common stock dated February 23, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 200,000 Common stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12% Convertible Promissory Notes. (19)

10.16 Warrant Agreement dated as of February 2, 1998 between AccuMed and Robert L. Priddy representing warrants to purchase 100,000 shares of Common stock. (19)

10.17 Agreement between AccuMed and Paul F. Lavallee and Gypsy Hill LLC effective January 29, 1998 (21)

10.18 Warrant Agreement dated as of February 23, 1998 between AccuMed and Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 Common stock purchase Warrants issued to investors in a Note Exchange Offer.
        (15)

10.19 Warrant Agreement dated March 19, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 350,000 Common stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer. (19)

10.20 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer. (15)

10.21 Warrant Agreement dated as of March 19, 1998, as amended by Amendment No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth Associates pertaining to an aggregate of 8,686,667 Common stock purchase Warrants issued to investors in a private placement. (19)

10.22 Form of Warrant Certificate representing an aggregate of 8,686,667 common stock purchase Warrants issued to investors in a private placement in March 1998. (19)

10.23 Form of Warrant to Purchase Common stock dated March 19, 1998 or March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 Common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

10.24 Form of Subscription Agreement and Registration Rights Agreement dated March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement. (19)

10.25 1997 Stock Option Plan and Amendment No. 1 to the 1997 Stock Option Plan (19)

10.26 Asset Purchase Agreement by and between AccuMed International, Inc. and AMI Acquisition Corp. dated as of November 20, 1998 (22)

10.27 Floating Rate Convertible Promissory Note dated June 26, 1998 by AccuMed in favor of Xillix Technologies Corp. in the original principal amount of CDN$500,000. (23)

10.28 Amendment to Floating Rate Convertible Promissory Note dated March 15, 2000 between AccuMed and Xillix Technologies Corp.

10.29 License and Development Agreement dated March 24, 2000 between AccuMed and Ventana Medical Systems, Inc. +

10.30 Patent and Technology License and Registration Rights Agreement dated March 29, 2000 between AccuMed and BCAM International, Inc.+

21.1    Subsidiary of AccuMed.

23.1    Consent of KPMG LLP.

27.1    Financial Data Schedule

---------------


+       Confidential treatment sought for portions of this document.


(1) Incorporated by reference to AccuMed's Transition Report on Form 10-KSB for the transition period ended December 31, 1995.

(2) Incorporated by reference to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on October 9, 1993.

(3) Incorporated by reference to AccuMed's Registration Statement on Form S-4 (File No. 33-99680), filed with the Commission on November 22, 1995.

(4) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Registration Statement.

(5) Incorporated by reference to AccuMed's Registration Statement Form S-2 (Regis. No. 333-09011) filed with the Commission on July 26, 1996.

(6) Incorporated by reference to AccuMed's Annual Report on Form 10-KSB for the year ended September 30, 1994.

(7) Incorporated by reference to Pre-effective Amendment No. 1 to the Registration Statement on Form S-2 (Regis. No. 333-09011) filed with the Commission on August 29, 1996.

(8) Incorporated by reference to AccuMed's Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on June 3, 1992.

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

(12) Incorporated by reference to AccuMed's Registration Statement on Form S-3 (Reg. No. 333-07681), filed with the Commission on July 3, 1996.

(13) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 3, 1997.

(14) Incorporated by reference to AccuMed's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997.

(15) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to AccuMed's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(17) Incorporated by reference to Registrant's Quarterly Report on From 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on from 10-QSB for the quarter ended September 30, 1997.

(19) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated by reference to the Registration Statement on Form S-3 (Regis. No. 333-56393) filed with the Commission on June 9, 1998.

(21) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to AccuMed's Current Report on Form 8-K dated January 29, 1999.

(23) Incorporated by reference to AccuMed's Registration Statement on Form S-3 filed with the Commission on November 9, 1999 (Regis. No. 333-90637).

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

Dated: April 14, 2000


                               ACCUMED INTERNATIONAL, INC.


                               By:     /s/  PAUL F. LAVALLEE
                                     ---------------------------------
                                     Paul F. Lavallee,
                                     Chairman of the Board
                                     and Chief Executive Officer
                                     (principal executive officer
                                     and principal accounting officer)


               Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates so indicated.

               Each Director of the registrant whose signature appears below, hereby appoints Paul F. Lavallee individually as his attorney-in-fact to sign in his name and on his behalf as a director of the registrant, and to file with the SEC any and all Amendments to this Annual Report on Form 10-K to the same extent and with the same effect as if done personally.


DATED: April 14, 2000               By:     /s/  PAUL F. LAVALLEE
                                        ----------------------------------------
                                                Paul F. Lavallee, Chairman


DATED: April 14, 2000               By:     /s/  JACK H. HALPERIN
                                        ----------------------------------------
                                                Jack H. Halperin, Director


DATED: April 14, 2000               By:     /s/  MARK BANISTER
                                        ----------------------------------------
                                                Mark Banister, Director


DATED: April 14, 2000               By:     /s/  LEONARD M. SCHILLER
                                        ----------------------------------------
                                                Leonard M. Schiller, Director


DATED: April 14, 2000               By:     /s/  ROBERT L. PRIDDY
                                        ----------------------------------------
                                                Robert L. Priddy, Director

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1     Bylaws of AccuMed. (1)

3.2     Amendment No. 1 to Bylaws of AccuMed. (19)

4.1     Certificate of Incorporation of AccuMed (1)

4.2 Certificate of Amendment to Certificate of Incorporation of AccuMed increasing authorized Common stock (14)

4.3 Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock (15)

4.4 Certificate of Correction to Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock (15)

4.5 Certificate of Amendment to Certificate of Incorporation of AccuMed effecting reverse stock split (21)

4.6     Specimen Certificate for Common stock (1)

4.7     Bylaws of AccuMed (1)

4.8     Amendment No. 1 to Bylaws of AccuMed (19)

4.9 Warrant Agreement dated as of February 23, 1998 between AccuMed and Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 (pre split) Common stock purchase Warrants issued to investors in a Note Exchange Offer. (15)

4.10 Warrant Agreement dated March 19, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 350,000(pre split) Common stock purchase warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer (19)

4.11 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer (15)

4.12 Warrant Agreement dated as of March 19, 1998, as amended by Amendment No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth Associates pertaining to an aggregate of 8,686,667 (pre split) Common stock purchase Warrants issued to investors in a private placement. (19)

4.13 Form of Warrant Certificate representing an aggregate of 8,686,667 (pre split) Common stock purchase Warrants issued to investors in a private placement in March 1998 (19)

4.14 Form of Warrant to Purchase Common stock dated March 19, 1998 or March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 (pre split) Common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

4.15 Form of Subscription Agreement and Registrant Rights Agreement dated March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement (19)

4.16    Specimen stock certificate for Common stock. (1)

10.1 AccuMed's Board of Directors Compensation Plan as amended by Minutes of Board of Directors meeting dated January 18, 1996 authorizing grants of stock options to non-employee directors. (1)(4)

10.2 Employment Agreement between AccuMed and Norman J. Pressman dated June 13, 1996 and Addendum to Employment Agreement between AccuMed and Norman
        J. Pressman dated July 16, 1996. (4)(5)

10.3    1995 Stock Option Plan. (1)(4)

10.4    Amendment No. 1 to AccuMed's 1995 Stock Option Plan.(4)(7)

10.5    Amendment No. 2 to the 1995 Stock Option Plan. (4)(16)

10.6    Amendment No. 3 to the 1995 Stock Option Plan. (4)(19)

10.7 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

10.8 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option Plan. (1)(4)

10.9 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.10   Amended and Restated 1990 Stock Option Plan. (4)(8)

10.11   Amendment No. 1 to Amended and Restated 1990 Stock Option Plan.(4)(16)

10.12 Franklin Square Commercial Lease dated July 13, 1994 between AccuMed and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 401, 4th Floor North, 900 North Franklin Street, Chicago, Illinois. (1)

10.13 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common stock issued to several investors in a private placement consummated March 13, 1997.
        (16)

10.14 Form of Subscription Agreement between AccuMed and several investors in the private placement consummated on March 13, 1997. (16)

10.15 Form of Warrant to Purchase Common stock dated February 23, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 200,000 Common stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12% Convertible Promissory Notes. (19)

10.16 Warrant Agreement dated as of February 2, 1998 between AccuMed and Robert L. Priddy representing warrants to purchase 100,000 shares of Common stock. (19)

10.17 Agreement between AccuMed and Paul F. Lavallee and Gypsy Hill LLC effective January 29, 1998 (21)

10.18 Warrant Agreement dated as of February 23, 1998 between AccuMed and Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340 Common stock purchase Warrants issued to investors in a Note Exchange Offer.
        (15)

10.19 Warrant Agreement dated March 19, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 350,000 Common stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer. (19)

10.20 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer. (15)

10.21 Warrant Agreement dated as of March 19, 1998, as amended by Amendment No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth Associates pertaining to an aggregate of 8,686,667 Common stock purchase Warrants issued to investors in a private placement. (19)

10.22 Form of Warrant Certificate representing an aggregate of 8,686,667 common stock purchase Warrants issued to investors in a private placement in March 1998. (19)

10.23 Form of Warrant to Purchase Common stock dated March 19, 1998 or March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 Common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

10.24 Form of Subscription Agreement and Registration Rights Agreement dated March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement. (19)

10.25 1997 Stock Option Plan and Amendment No. 1 to the 1997 Stock Option Plan (19)

10.26 Asset Purchase Agreement by and between AccuMed International, Inc. and AMI Acquisition Corp. dated as of November 20, 1998 (22)

10.27 Floating Rate Convertible Promissory Note dated June 26, 1998 by AccuMed in favor of Xillix Technologies Corp. in the original principal amount of CDN$500,000. (23)

10.28 Amendment to Floating Rate Convertible Promissory Note dated March 15, 2000 between AccuMed and Xillix Technologies Corp.

10.29 License and Development Agreement dated March 24, 2000 between AccuMed and Ventana Medical Systems, Inc. +

10.30 Patent and Technology License and Registration Rights Agreement dated March 29, 2000 between AccuMed and BCAM International, Inc.+

21.1    Subsidiary of AccuMed.

23.1    Consent of KPMG LLP.

27.1    Financial Data Schedule
------------------

+       Confidential treatment sought for portions of this document.


(1) Incorporated by reference to AccuMed's Transition Report on Form 10-KSB for the transition period ended December 31, 1995.

(2) Incorporated by reference to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on October 9, 1993.

(3) Incorporated by reference to AccuMed's Registration Statement on Form S-4 (File No. 33-99680), filed with the Commission on November 22, 1995.

(4) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Registration Statement.

(5) Incorporated by reference to AccuMed's Registration Statement Form S-2 (Regis. No. 333-09011) filed with the Commission on July 26, 1996.

(6) Incorporated by reference to AccuMed's Annual Report on Form 10-KSB for the year ended September 30, 1994.

(7) Incorporated by reference to Pre-effective Amendment No. 1 to the Registration Statement on Form S-2 (Regis. No. 333-09011) filed with the Commission on August 29, 1996.

(8) Incorporated by reference to AccuMed's Registration Statement on Form S-1 (Reg. No. 33-48302), filed with the Commission on June 3, 1992.

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

(12) Incorporated by reference to AccuMed's Registration Statement on Form S-3 (Reg. No. 333-07681), filed with the Commission on July 3, 1996.

(13) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 3, 1997.

(14) Incorporated by reference to AccuMed's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997.

(15) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to AccuMed's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(18) Incorporated by reference to Registrant's Quarterly Report on From 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on from 10-QSB for the quarter ended September 30, 1997.

(19) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated by reference to the Registration Statement on Form S-3 (Regis. No. 333-56393) filed with the Commission on June 9, 1998.

(21) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to AccuMed's Current Report on Form 8-K dated January 29, 1999.

(23) Incorporated by reference to AccuMed's Registration Statement on Form S-3 filed with the Commission on November 9, 1999 (Regis. No. 333-9063

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Independent Auditors' Report ...........................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 ...........    F-3

Consolidated Statements of Operations
for the Years Ended December 31, 1999, 1998 and 1997 ...................    F-4

Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 1999, 1998 and 1997 ...................    F-5

Consolidated Statements of Cash Flows
for the Years Ended December 31, 1999, 1998 and 1997 ...................    F-6

Notes to Consolidated Financial Statements .............................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
AccuMed International, Inc.:

We have audited the accompanying consolidated balance sheets of AccuMed International, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuMed International, Inc. and subsidiary as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                   /s/  KPMG LLP

Chicago, Illinois
March 29, 2000

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,
                                                                          ------------------------------
                            ASSETS                                           1999              1998
                                                                          ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                               $    196,303      $    213,386
  Accounts receivable, net                                                          --            33,348
  Prepaid expenses and other current assets                                      7,944            64,048
  Available-for-sale security                                                  121,301                --
  Note receivable                                                              400,000                --
  Inventories                                                                  700,919         1,738,611
                                                                          ------------      ------------
     TOTAL CURRENT ASSETS                                                    1,426,467         2,049,393
                                                                          ------------      ------------

Fixed assets, net                                                              705,273         1,488,809

Deferred financing costs, net                                                       --           177,625
Purchased technology, net of amortization of $2,214,000 in 1999
  and $1,315,000 in 1998                                                     4,185,868         5,085,018
Patents, net of accumulated amortization of $130,000 in 1999                   842,484           761,414
  and $82,000 in 1998
Note receivable, officer                                                        62,237           123,150
Net assets of discontinued operations                                               --         3,762,397
                                                                          ------------      ------------

                                                                          $  7,222,329      $ 13,447,806
                                                                          ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Long term debt, current portion                                         $    362,550      $  1,155,400
  Accounts payable                                                             223,822         1,808,249
  Accrued interest                                                              15,415           189,069
  Income taxes                                                                  35,000                --
  Other current liabilities                                                    750,183           290,292
                                                                          ------------      ------------
     TOTAL CURRENT LIABILITIES                                               1,386,970         3,443,010
                                                                          ------------      ------------

Long term debt                                                                 167,000         5,781,850
                                                                          ------------      ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A convertible, 5,000,000 shares authorized;
     944,384 issued and outstanding at December 31, 1999;
     962,102 issued and outstanding at December 31, 1998                     4,249,735         4,329,466
  Common stock, $0.01 par value; 50,000,000 shares authorized;
     5,491,901 issued and outstanding at December 31, 1999;
     5,480,088 issued and outstanding at December 31, 1998                      54,919            54,801
  Additional paid-in capital                                                59,619,262        59,539,649
  Accumulated other comprehensive income                                        (4,960)          (53,995)
  Accumulated deficit                                                      (58,033,860)      (59,430,238)
  Treasury stock; 6,326 shares at December 31, 1999 and 1998                  (216,737)         (216,737)
                                                                          ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                                              5,668,359         4,222,946
                                                                          ------------      ------------

                                                                          $  7,222,329      $ 13,447,806
                                                                          ============      ============


          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  1999              1998              1997
                                                              ------------      ------------      ------------
Sales                                                         $    136,405      $    326,862      $  1,000,776
Less cost of sales                                              (1,146,291)         (855,788)       (1,557,175)
                                                              ------------      ------------      ------------
     Gross profit (loss)                                        (1,009,886)         (528,926)         (556,399)
                                                              ------------      ------------      ------------

Operating expenses:
     General and administrative                                  3,147,154         5,308,417         6,198,665
     Research and development                                    1,869,587         2,569,864         4,035,360
     Asset impairment                                              137,211                --         3,582,068
     Sales and marketing                                           282,398         1,388,826         1,427,735
                                                              ------------      ------------      ------------
        Total operating expenses                                 5,436,350         9,267,107        15,243,828
                                                              ------------      ------------      ------------

Operating loss                                                  (6,446,236)       (9,796,033)      (15,800,227)
                                                              ------------      ------------      ------------

Other income (expense):
     Interest expense                                             (501,379)       (1,411,335)       (3,568,603)
     Other income, net                                             144,794           847,613           511,145
                                                              ------------      ------------      ------------
        Total other income (expense)                              (356,585)         (563,722)       (3,057,458)
                                                              ------------      ------------      ------------

Loss before income taxes from continuing operations             (6,802,821)      (10,359,755)      (18,857,685)

Income tax expense                                                      --                --                --
                                                              ------------      ------------      ------------

Loss from continuing operations before extraordinary item       (6,802,821)      (10,359,755)      (18,857,685)
                                                              ------------      ------------      ------------

Discontinued operations:
  (Loss) income from discontinued operations                      (158,250)        3,351,486         1,939,109
  Gain on disposal, net of income taxes of $140,000              8,357,449                --                --
                                                              ------------      ------------      ------------

Income from discontinued operations                              8,199,199         3,351,486         1,939,109
                                                              ------------      ------------      ------------

Extraordinary item - debt extinguishment loss                           --        (1,168,080)               --
                                                              ------------      ------------      ------------

        Net income (loss)                                        1,396,378        (8,176,349)      (16,918,576)
                                                              ============      ============      ============

Basic loss per share from continuing operations
  before extraordinary item                                   $      (1.24)     $      (2.04)     $      (5.13)

Income per share from discontinued operations                         1.49              0.66              0.53

Extraordinary loss per share from debt extinguishment                   --             (0.23)               --
                                                              ------------      ------------      ------------

Basic net loss per share                                      $       0.25      $      (1.61)     $      (4.60)
                                                              ============      ============      ============

Weighted average common shares outstanding                       5,491,480         5,079,894         3,675,488
                                                              ============      ============      ============


           See accompanying notes to consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          PREFERRED STOCK                   COMMON STOCK               ADDITIONAL
                                                  -----------------------------     ----------------------------        PAID-IN
                                                     SHARES           AMOUNT           SHARES          AMOUNT           CAPITAL
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1996                               --               --        3,475,696     $     34,757     $ 44,598,431
                                                  ------------     ------------     ------------     ------------     ------------
Issuances of common stock                                   --               --           11,892              119          206,170
Issuances of warrants                                       --               --               --               --        3,187,606
Stock options exercised                                     --               --           60,310              603          407,958
Warrants exercised                                          --               --           83,422              834          258,795
Refund of stock issuance fees, net                          --               --               --               --           74,877
Cumulative translation adjustment                           --               --               --               --               --
Shares received in litigation settlement                    --               --               --               --               --
Contingent shares issued                                    --               --          156,825            1,568        3,409,394
Net loss                                                    --               --               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1997                               --               --        3,788,145           37,881       52,143,231
                                                  ------------     ------------     ------------     ------------     ------------
Issuances of common stock                                   --               --        1,494,869           14,949        6,066,070
Issuances of preferred stock                         1,245,338        5,604,030               --               --               --
Conversion of preferred stock to common               (283,236)      (1,274,564)         188,824            1,888        1,272,676
Stock options exercised                                     --               --            8,250               83           57,672
Cumulative translation adjustment                           --               --               --               --               --
Net loss                                                    --               --               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1998                          962,102        4,329,466        5,480,088           54,801       59,539,649
                                                  ------------     ------------     ------------     ------------     ------------
Conversion of preferred stock to common                (17,718)         (79,731)          11,813              118           79,613
Cumulative translation adjustment                           --               --               --               --               --
Change in value of available-for-sale security              --               --               --               --               --
Net loss                                                    --               --               --               --               --
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1999                          944,384     $  4,249,735        5,491,901     $     54,919     $ 59,619,262
                                                  ============     ============     ============     ============     ============


                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE      ACCUMULATED       TREASURY      STOCKHOLDERS'     COMPREHENSIVE
                                                    INCOME            DEFICIT          STOCK            EQUITY        INCOME (LOSS)
                                                 -------------     ------------     ------------    -------------     -------------
Balances at December 31, 1996                     $     32,586     $(34,335,313)    $   (194,465)    $ 10,135,996     $(11,541,227)
                                                  ------------     ------------     ------------     ------------     ------------
Issuances of common stock                                   --               --               --          206,289               --
Issuances of warrants                                       --               --               --        3,187,606               --
Stock options exercised                                     --               --               --          408,561               --
Warrants exercised                                          --               --               --          259,629               --
Refund of stock issuance fees, net                          --               --               --           74,877               --
Cumulative translation adjustment                      (10,000)              --               --          (10,000)         (10,000)
Shares received in litigation settlement                    --               --          (22,272)         (22,272)              --
Contingent shares issued                                    --               --               --        3,410,962               --
Net loss                                                    --      (16,918,576)              --      (16,918,576)     (16,918,576)
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1997                           22,586      (51,253,889)        (216,737)         733,072      (16,928,576)
                                                  ------------     ------------     ------------     ------------     ------------
Issuances of common stock                                   --               --               --        6,081,019               --
Issuances of preferred stock                                --               --               --        5,604,030               --
Conversion of preferred stock to common                     --               --               --               --               --
Stock options exercised                                     --               --               --           57,755               --
Cumulative translation adjustment                      (76,581)              --               --          (76,581)         (76,581)
Net loss                                                    --       (8,176,349)              --       (8,176,349)      (8,176,349)
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1998                          (53,995)     (59,430,238)        (216,737)       4,222,946       (8,252,930)
                                                  ------------     ------------     ------------     ------------     ------------
Conversion of preferred stock to common                     --               --               --               --               --
Cumulative translation adjustment                      (72,266)              --               --          (72,266)         (72,266)
Change in value of available-for-sale security         121,301               --               --          121,301          121,301
Net income                                                  --        1,396,378               --        1,396,378        1,396,378
                                                  ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1999                     $     (4,960)    $(58,033,860)    $   (216,737)    $  5,668,359     $  1,445,413
                                                  ============     ============     ============     ============     ============



          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                              1999             1998             1997
                                                                          ------------     ------------     ------------
OPERATING ACTIVITIES:
        Net income (loss)                                                 $  1,396,378     ($ 8,176,349)    ($16,918,576)
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Income from discontinued operations                               (8,199,199)      (3,351,486)      (1,939,109)
          Non-cash expenses of asset disposal                                  432,500               --               --
          Write-off of leasehold improvements                                  137,211               --               --
          Write-down of inventory                                            1,106,399               --               --
          Depreciation and amortization                                      1,111,655        1,534,034          946,000
          Write-off of impaired goodwill                                            --               --        3,582,068
          Bad debt expense                                                          --          337,353               --
          Debt extinguishment loss                                                  --        1,168,080               --
          Writeoff of debt discount                                                 --               --        2,139,000
          Minority interest                                                         --         (191,560)        (437,127)
          Non-cash gain on settlement                                               --               --          (22,272)
          Expenses paid with issuances of stock or warrants                         --           99,000               --
          Changes in assets and liabilities:
            Decrease in restricted cash                                             --               --          100,000
            Decrease in accounts receivable                                     33,348           58,950          714,937
            Decrease in prepaid expenses and deposits                           56,104           34,600           99,105
            (Increase) in inventories                                          (68,707)        (456,472)        (597,066)
            (Increase) in patents and other assets                             (15,821)         (66,975)        (555,925)
            (Decrease) in accounts payable                                  (1,584,427)      (1,241,309)        (239,918)
            Increase (Decrease) in other current liabilities                   321,237         (165,825)         776,530
                                                                          ------------     ------------     ------------
CASH USED IN OPERATING ACTIVITIES                                           (5,273,322)     (10,417,959)     (12,352,353)
                                                                          ------------     ------------     ------------

INVESTING ACTIVITIES:
        Purchase of fixed assets                                               (23,999)        (157,132)      (1,208,130)
        Purchase of Oncometrics stock                                               --         (342,500)      (6,000,000)
        Increase in note receivable                                           (400,000)              --               --
        Proceeds from sale of Microbiology division                         15,150,000               --               --
        Expenses related to sale of Microbiology division                     (750,000)
        Purchased technology                                                        --               --          (82,342)
                                                                          ------------     ------------     ------------
CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                            13,976,001         (499,632)      (7,290,472)
                                                                          ------------     ------------     ------------

FINANCING ACTIVITIES:
        Proceeds from issuances of common stock, net                                --        4,852,394          743,064
        Deferred financing costs                                                    --                          (849,124)
        Notes receivable collected                                                  --               --           50,074
        Payment of notes payable and capital lease obligation               (8,497,551)        (909,305)      (6,273,758)
        Proceeds from issuance of notes payable                                     --        1,000,000       13,000,000
        Proceeds from bridge loan                                                   --               --        6,000,000
                                                                          ------------     ------------     ------------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (8,497,551)       4,943,089       12,670,256
                                                                          ------------     ------------     ------------
CASH TRANSFER (TO) FROM DISCONTINUED OPERATIONS                               (209,945)       5,872,486        4,670,652
                                                                          ------------     ------------     ------------
EFFECT OF EXCHANGE RATES ON CASH                                               (12,266)         (16,581)         (10,000)
                                                                          ------------     ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (17,083)        (118,597)      (2,311,917)
                                                                          ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               213,386          331,983        2,643,900
                                                                          ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    196,303     $    213,386     $    331,983
                                                                          ============     ============     ============



          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

        AccuMed International, Inc. and subsidiary ("the Company") engage in the development and assembling of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. These activities are conducted primarily in the United States and Canada. The Company markets its products primarily to the Cytopathology laboratory market. Cytopathology systems are made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears and other microscope slide-based cellular preparations. Substantially all of the Company's assets are located in the United States.

        Basis of Presentation

        On December 22, 1998, (the measurement date), the company received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the board of directors. On January 29, 1999, AccuMed closed the sale of the microbiology division for proceeds of $15,150,000. The Company recognized a gain of $8,357,000, net of income taxes of $140,000 and after working capital adjustments, on the disposal of the microbiology division. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

        Reverse Stock Split

        On May 19, 1998, the stockholders approved a reverse one-for-six stock split, which was effected by the Board of Directors as of May 21, 1998. The reverse split covered all outstanding common shares and all agreements concerning stock options, warrants, convertible notes and other commitments payable in shares of the Company's common stock. All references to per-share information in the accompanying financial statements and notes to the consolidated financial statements have been adjusted to reflect the reverse split on a retroactive basis.

2.  SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of AccuMed International, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition

        Product revenue is recognized when products have been shipped and the customer has made final acceptance.

        Cash and Cash Equivalents

        Cash and cash equivalents include cash held by financial institutions and money market fund investments with original maturities of three months or less.

        Inventories

        Inventories consist primarily of raw materials and finished product and are stated at the lower of cost (average cost) or market. Cost is determined by the first-in first-out method (FIFO). In the fourth quarter of 1999, AccuMed reduced the carrying value of inventories by $1,106,399 based on management's estimate of the recoverability of the inventories.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Available-for-Sale Security

        The available-for-sale security is reported at fair market value. Unrealized gains and losses on the available-for-sale security are excluded from earnings and reported as a separate component of stockholders' equity until realized.

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

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Estimates are used when accounting for the allowance for uncollectable accounts receivable, inventory valuation, depreciation, warranty costs, income taxes and contingencies, among others. Actual results could be materially different from those estimates.

        Valuation of Options and Warrants Issued

        The Company utilizes the Black-Scholes pricing model to determine the fair value of warrants and options issued in exchange for goods or services. During 1999, 1998 and 1997, the Company incorporated the following assumptions into the model: risk free rate - ranging from 5% to 7%, expected volatility - 143% in 1999, 30% in 1998 and 20% in 1997, and expected dividends of zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the option or warrant issued. Other assumptions, relating to option life, strike price and stock price, are determined at the date the option or warrant is issued.

        Non-monetary Transactions

        Non-monetary transactions are recorded based on the fair values of the assets or services involved. Fair values are determined based on the assets exchanged or received, whichever is more clearly evident.

        General Information Regarding Reportable Segments of an Enterprise

        Effective December 31, 1997, the Company adopted SFAS No. 131 regarding disclosures about segments of an enterprise and related information. Refer to
Note 1 for a description of the types of products from which the Company derives its revenues. Subsequent to the sale of the Company's microbiology division on January 29, 1999, the Company's products are marketed solely to the Cytopathology laboratory market.

3.  ACCOUNTS RECEIVABLE

        Accounts receivable are carried at estimated net realizable value. At December 31, 1999 and 1998, the Company had provided no allowances to write the carrying value of accounts receivable to estimated net realizable value. Bad debt expense was zero for each of the years ended December 31, 1999, 1998 and 1997, respectively.

4.  NOTE RECEIVABLE

        On November 16, 1999, the Company entered into a merger agreement with Microsulis Corporation ("Microsulis"), which was subsequently terminated on February 28, 2000. Under the terms of the merger agreement, the Company agreed to provide a secured line of credit of $650,000 to Microsulis. The line of credit bears interest at 10% per annum, payable semi-annually, matures on April 18, 2000, and is secured by certain assets of Microsulis. At December 31, 1999, the Company had advanced $400,000 under the line of credit to Microsulis.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  AVAILABLE-FOR-SALE SECURITY

On December 4, 1998, the Company received 85,776 common shares of Bell National Corporation, ("Bell), a public shell corporation, and warrants to purchase an additional 63,517 common shares of Bell at a price of $0.001 per share in exchange for its 2,000 membership units of InPath, L.L.C., a privately held company. No value was assigned to the Bell shares received because the underlying market value of Bell at the date of the transaction was deminimus. During 1999, the Company exercised all of the warrants. On May 26, 1999, Bell was merged into its wholly owned subsidiary, Ampersand Medical Corporation, ("Ampersand"). As a result of this merger, the Company's shares of Bell were exchanged for an equal number of shares of Ampersand. At December 31, 1999, the Company held 149,293 shares of Ampersand with a market value of $121,301. In February 2000, the Company sold 85,776 shares in the open market for proceeds of $334,844. In the first quarter of 2000, the Company recorded a realized gain on the sale of these shares of $334,844.

6.  INVENTORIES

        Inventories include the following at December 31:

                                                    1999            1998
                                                 ----------      ----------
        Raw material and packaging supplies      $  529,919      $  907,038
        Work in process                                  --              --
        Finished goods                              171,000         831,573
                                                 ----------      ----------
                   Total                         $  700,919      $1,738,611
                                                 ==========      ==========

7.  FIXED ASSETS

        Fixed assets includes the following at December 31:

                                                             Estimated
                                                            Useful Life          1999              1998
                                                            ------------      -----------       -----------
        Equipment                                           3 - 5 Years       $ 1,876,344       $ 2,383,839
        Leasehold improvements                              5 - 13 Years          140,290           713,322
                                                                              -----------       -----------
                                                                                2,016,634         3,097,161
        Less accumulated depreciation and amortization                         (1,311,361)       (1,608,352)
                                                                              -----------       -----------
                 Total                                                        $   705,273       $ 1,488,809
                                                                              ===========       ===========

        Maintenance and repair expenses for the years ended December 31, 1999, 1998 and 1997 were $14,663, $55,942 and $51,854, respectively. There were no material construction commitments outstanding as of December 31, 1999.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following at December 31:

                                                        1999          1998
                                                      --------      --------
        Litigation reserves                           $485,000      $     --
        Warranty reserve                                    --        12,000
        Accrued rent                                   103,247       158,000
        Payroll and related                            136,787        50,000
        Other                                           25,149        70,292
                                                      --------      --------
                Total                                 $750,183      $290,292
                                                      ========      ========

9.  LONG-TERM DEBT

        Long-term debt at December 31, 1999 and 1998, respectively, consists of the following:

                                                                       1999            1998
                                                                    ----------      ----------
    14.5% secured note payable, net of unamortized discount of
      $109,800 in 1998                                              $       --      $3,266,700
    12% unsecured convertible notes due March 13, 2000, net of
      unamortized discount of $84,000 in 1998                               --       3,141,000
    Floating rate convertible note payable                             342,550         342,550
    Non-interest bearing repayable contribution                        187,000         187,000
                                                                    ----------      ----------
            Total long-term debt                                       529,550       6,937,250
            Less current installments                                  362,550       1,155,400
                                                                    ----------      ----------
            Long-term debt, excluding current installments          $  167,000      $5,781,850
                                                                    ==========      ==========


        In 1998, $5,275,000 in principal amount of the 12% unsecured convertible notes was exchanged for Series A convertible preferred stock. See Note 18 Debt Extinguishment. On February 2, 1999, the Company repaid in full the remaining portion of principal of $3,225,000, plus accrued interest, of the 12% unsecured convertible notes with proceeds from the sale of its microbiology division.

        The 14.5% secured note payable was repaid on January 29, 1999 for $3,900,000, including prepayment penalties, with proceeds from the sale of the Company's microbiology division.

        The floating rate convertible note has a face amount of $500,000 Canadian dollars and was originally due on December 29, 1999. In 2000, the note was amended to provide for monthly principal installments of $36,000 Canadian dollars, plus interest, beginning March 15, 2000 through July 15, 2000. The remaining portion of the note is due on demand. The demand portion of the note is convertible, in whole or in part, into common stock of the Company at a price of $1.43 per share. Interest on the note is at 6% over the Canadian prime rate (7% at December 31, 1999).

        The repayable contribution was received under a foreign government program and calls for semi-annual installments based on future sales of product and net working capital.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows:

                   2000                          $  362,550
                   2001                             167,000
                   2002                                --
                   2003                                --
                   2004                                --
                   Thereafter                          --


10. STOCKHOLDERS' EQUITY

        On February 23, 1998, the Company exchanged $5,275,000 in principal amount of its 12% convertible promissory notes plus accrued interest thereon of $329,030 for 1,245,338 shares of Series A convertible preferred stock and 5-year warrants to purchase 207,557 shares of common stock at an exercise price of $6.75 per share. The preferred stock is convertible into 830,227 shares of common stock at a conversion price of $6.75 per share. The Company registered the resale of the shares of common stock underlying the preferred stock and warrants with the Securities and Exchange Commission during 1998. See Note 18 Debt Extinguishment.

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

        During 1999 and 1998, 17,718 shares and 283,236 shares, respectively, of Series A convertible preferred stock were converted into 11,813 shares and 188,824 shares, respectively, of common stock.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Warrants

        At December 31, 1999, the Company had outstanding warrants to purchase shares of common stock at any time through the expiration date as follows:

                          Shares            Price       Expiration Date
                          ------            -----       ---------------
                           4,213            30.00         April, 2000
                          41,639             3.78         May, 2000
                          49,040             3.78         August, 2000
                          20,266             4.92         August, 2000
                          20,266             9.84         August, 2000
                          20,266            14.82         August, 2000
                          10,583             1.50         September, 2000
                          12,500             6.78         December, 2000
                         119,834             7.50         December, 2000
                          16,667             7.50         January, 2001
                          16,667            12.78         March, 2001
                          33,334             6.78         March, 2002
                           8,334            15.00         September, 2002
                          40,964            15.60         September, 2002
                          16,667             4.50         February, 2003
                         207,557             6.75         February, 2003
                          58,334             6.75         February, 2005
                       1,503,483             4.50         March, 2005

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

 Shares Available - At December 31, 1999 there were 120,098 additional shares available for grant under the Plans. The maximum number of shares that may be issued under the plans is 510,117 at December 31, 1999.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans for employees. Accordingly, no compensation cost has been recorded. Had compensation cost for the Company's Stock Option Plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been as indicated below.



                                                                 Year Ended December 31,
                                                   ----------------------------------------------------
                                                        1999               1998                1997
                                                   -------------      -------------       -------------
     Net income (loss), as reported                $   1,396,378      $  (8,176,349)      $ (16,918,576)
     Net income (loss), pro forma                  $     715,784      $ (10,476,223)      $ (17,906,072)
     Net income (loss) per share, as reported      $        0.25      $       (1.61)      $       (4.60)
     Net income (loss) per share, pro forma        $        0.13      $       (2.06)      $       (4.87)


        Pro forma net income (loss) and net income (loss) per share reflect only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of up to 10 years and compensation cost for options granted prior to January 1, 1995 is not considered.

        The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.


                                           Year Ended December 31,
                                         --------------------------
                                         1999       1998       1997
                                         ----       ----       ----
            Dividend yield                  0%         0%         0%
            Volatility                    143%        30%        20%
            Risk free interest rate      5.23%      7.00%      7.00%
            Expected life in years          5         10         10

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Stock option activity during the periods indicated was as follows:


                                                                 Weighted
                                            Number of         Average Exercise
                                             Options               Price
                                            ---------         ----------------
           Balance at December 31, 1996       289,172            $  18.90
                      Granted                 269,400            $  23.64
                      Exercised               (60,310)           $   6.78
                      Forfeited               (82,010)           $  34.20
                      Expired                      --                  --
                                             --------
           Balance at December 31, 1997       416,252            $  20.70
                      Granted                 370,004            $   4.87
                      Exercised                (8,250)           $   7.00
                      Forfeited              (277,852)           $  18.23
                      Expired                      --                  --
                                             --------
           Balance at December 31, 1998       500,154            $  10.60
                      Granted                 307,670            $   1.20
                      Exercised                    --                  --
                      Forfeited              (114,925)           $  19.10
                      Expired                    (792)           $   8.34
                                             --------
           Balance at December 31, 1999       692,107            $   4.98
                                             ========

The fair value of options granted in 1999, 1998 and 1997 was $1.09, $2.72 and $15.36 per share, respectively. The following table summarizes information about stock options outstanding as of December 31, 1998:

                                      Options outstanding                           Options exercisable
                          ---------------------------------------------         ---------------------------
                                             Weighted
                                              Average          Weighted                            Weighted
                                             Remaining         Average                             Average
    Range of                Number          Contractual        Exercise           Number           Exercise
 exercise prices          Outstanding          Life             Price           Exercisable         Price
 ---------------          -----------       -----------       ---------         -----------        --------
 $1.00 to $1.31             292,670              9.19          $   1.21            66,670          $   1.23
 $3.78 to $4.50             272,745              8.03              4.45           189,412              4.43
 $6.00 to $8.64              52,919              7.08              6.07            36,252              6.11
     $10.50                  19,890              1.08             10.50            19,890             10.50
$22.50 to $23.64             49,215              5.17             23.45            45,603             23.43
$37.50 to $50.28              4,668              1.57             41.15             4,668             41.15
                           --------                                              --------
$1.00 to $50.28             692,107              8.00              4.98           362,495              7.21
                           ========                                              ========

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. INCOME TAXES

        The Company's income tax provision for the years ended December 31, 1999, 1998 and 1997 was allocated as follows:

                                                 1999          1998          1997
                                               ------------------------------------
        Income from continuing operations      $     --      $     --      $     --
        Discontinued operations                 140,000            --            --
        Extraordinary item                           --            --            --
                                               ------------------------------------
                                               $140,000      $     --      $     --
                                               ====================================

        A reconciliation of the significant differences between the Company effective tax rate applicable to income from continuing operations and the federal statutory tax rate for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                1999          1998          1997
                                               ------        ------        ------
        Federal statutory income tax rate       (34.0)%       (34.0)%       (34.0)%
        State taxes, net of federal              (6.0)         (6.0)         (6.0)
            benefit
        Increase in valuation allowance          40.0          40.0          40.0
                                               ----------------------------------
        Effective income tax rate                 0.0%          0.0%          0.0%
                                               ==================================

        The net deferred tax assets and liabilities consist of the following at December 31:

                                                        1999               1998
                                                     ------------       ------------
        Deferred tax assets:
           Net operating loss carryforwards          $ 12,972,000       $ 15,037,000
           Research and development credits               595,000            527,000
           Other                                        1,763,000          1,088,000
                                                     ------------       ------------
                              Total                    15,330,000         16,652,000
        Valuation allowance                           (15,330,000)       (16,652,000)
                                                     ------------       ------------
        Net deferred tax assets and liabilities      $         --       $         --
                                                     ============       ============

        At December 31, 1999, the Company had approximately $32,429,000 and $10,718,000 in net operating losses for federal and state tax purposes, respectively, available to be carried forward to future periods. The carry forwards expire from 2005 to 2018 for federal purposes and from 2012 to 2018 for state purposes.

        The Company's credits for research and development available to offset future federal income taxes expire from 2002 to 2013.

        The Company has recorded a valuation allowance equal to the deferred tax assets based on its continuing operating losses. The valuation allowance was decreased by $1,322,000 in 1999 and increased by $3,376,000 in 1998.

        During the last three years, the Company has had more than a 50% change in ownership. Section 382 of the Internal Revenue Code and comparable state statutes impose certain annual limitations on the utilization of net operating loss carry forwards and research and development credits that can be used to offset income in future periods.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  LEASES

        Operating Leases

        The Company leases its facilities under operating type leases expiring through 2004. Rental expense is recognized on a straight-line basis over the life of the lease. As a result of the Company's consolidation of certain of its facilities and re-negotiation of its leasing arrangements in February 2000, the Company recorded an expense in 1999 for the write-off of $137,211 in net book value of impaired leasehold improvements. At December 31, 1999, other current liabilities include an accrual of $103,247 for rent concessions negotiated as part of the new leasing arrangements. Total rental expense under operating type leases during the years ended December 31, 1999, 1998 and 1997 was $531,000, $379,000 and $394,000, respectively.

        Future minimum annual lease payments under operating leases as of December 31, 1999 are:

                    Year                               Amount
                    ----                              --------
                        2000                          $238,000
                        2001                          $154,000
                        2002                          $152,000
                        2003                          $160,000
                        2004                          $124,000
                  Thereafter                          $     --

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Non-cash investing and financing activities:

        During the year ended December 31, 1999, 17,718 shares of Series A convertible preferred stock were converted into 11,813 shares of common stock.

        During the year ended December 31, 1998, the Company extinguished debt with a carrying value of $4,818,800 through the issuance of convertible preferred stock and common stock warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000. The Company satisfied its obligation under a $1,000,000 note payable through the issuance of 222,223 shares of common stock. During 1998, 283,236 shares of Series A convertible preferred stock were converted into 188,824 shares of common stock. The Company issued a note in 1998 for $342,550 in connection with the purchase of a one-third interest in Oncometrics Imaging Corp. stock it did not already own.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        During the year ended December 31, 1997, the Company issued common stock and warrants for the payment of interest, fees, consideration for the merger (see Note 15) and patents. The value of common stock and warrants issued was $2,101,000, $77,500, $3,582,000 and $206,000, respectively. The Company received common stock as compensation for a litigation settlement, valued at $22,272 and recorded as treasury stock in the accompanying consolidated balance sheet.

                                                         Year Ended December 31,
                                                ------------------------------------------
Cash paid during the year for:                    1999            1998            1997
                                                ----------      ----------      ----------
Operating Activities
      Interest                                  $  292,008      $1,336,566      $  821,719
      Income taxes                              $  105,000              --              --
Investing and Financing Activities
      Deposit reclassified to fixed assets              --      $  125,000              --


14. COMMITMENTS AND CONTINGENCIES

        The company is involved in legal proceedings with certain vendors regarding disputes over delivery of good and services. The Company has recorded an estimated accrual of $485,000 relating to the probable settlement of these legal proceedings. See Note 8, Other Current Liabilities.

15. MERGER AND RELATED TRANSACTIONS

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

        The acquisition of AccuMed, Inc. was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible assets has been allocated to identifiable intangibles of acquired proprietary technology ($2,645,000) and in-process research and development ($3,965,000). The acquired proprietary technology is being amortized over the expected period to be benefited, which is estimated to be 10 years with the in-process research and development charged to operations at the date of acquisition.

        On October 15, 1996, the Company acquired a two-thirds interest in Oncometrics Imaging Corp. ("Oncometrics") for a total purchase price of $4,000,000, which included $2,000,000 to be used solely as working capital for Oncometrics. On June 29, 1998, the Company acquired the remaining 33% of the outstanding capital stock of Oncometrics Imaging Corp. ("Oncometrics") it did not already own. The Company paid $342,500 in cash and $342,500 ($500,000 in Canadian dollars) in a convertible note in exchange for the stock and a loan payoff to the seller of $154,000. The note is

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


convertible, in whole or in part, into common stock of the Company at a price of $1.43 per share. See Note 9 Long-Term Debt.

        These acquisitions have been accounted for using the purchase method of accounting, and accordingly the purchase prices have been allocated to assets purchased and liabilities assumed based on the fair values at the dates of acquisition. The excess purchase price consists of $1,645,200 of acquired in-process research and development and $1,796,000 of purchased technology. The Company's share of Oncometrics' operations from the dates of acquisition have been recorded in the consolidated statements of operations.

16.  RELATED-PARTY TRANSACTIONS

        On February 2, 1998 a director/stockholder loaned the Company $1,000,000 at 12% annual interest plus 16,667 5-year warrants to purchase common stock of the Company at an exercise price of $9.36 per share. The loan was converted into common stock under the terms of the private placement of common stock in March 1998 and the exercise price of the warrants were repriced to $4.50 per share.

        In March 1997, the Company received a $6,000,000 bridge loan from a director/shareholder of the Company. The loan was repaid 10 days later, together with interest and a prepayment premium of $130,000. The Company used the proceeds from this loan to purchase the ESP Product Line of its discontinued microbiology division.

        In September 1997, the Company received a $500,000 bridge loan from a director/shareholder of the Company. The loan was repaid 30 days later, together with interest and a prepayment premium of $10,000 and 8,334 5-year warrants to purchase common stock of the Company at an exercise price of $15.00 per share. The warrants were valued at $39,500 and recorded as interest expense in 1997.

17.  DEBT EXTINGUISHMENT

        In 1998, the Company incurred an extraordinary loss of $1,168,080 related to the exchange of $5,275,000 in principal amount of its 12% convertible notes into Series A convertible preferred stock. This loss included stock, warrants and fees paid to the placement agent, warrants issued as an inducement to the converting noteholders, and the write-off of a proportional amount of deferred financing costs associated with the issuance of the convertible notes. The placement agent received fees of $175,000, 8,334 shares of common stock valued at $40,000, 7-year warrants to purchase 58,334 shares of common stock at $6.75 per share valued at $84,000, and repricing of previously issued 4-year warrants to purchase 33,334 shares of common stock at an exercise price of $18.75 per share to $6.75 per share, valued at $26,000. The converting noteholders received 5-year warrants to purchase 207,557 shares of common stock at an exercise price of $6.75 per share, valued at $37,380.

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

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


18.  SUBSEQUENT EVENTS

        On March 24, 2000, the Company entered into a license and development agreement with Ventana Medical Systems, Inc. ("Ventana"), whereby the Company agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, the Company has received an up-front licensing fee, advance royalty payment, and development funds. Additional funds will be received over the next twelve months for contract research, purchase of AcCell Systems, and royalties to be received in the future on the sale of covered products by Ventana.

        On March 29, 2000, the Company entered into patent and technology license agreement with BCAM International, Inc. ("BCAM"), whereby the Company agreed to license its patents and proprietary information and rights to BCAM for certain medical applications. Under the terms of the agreement, the Company will receive guaranteed license fees over the next nine months, shares of BCAM common stock, and royalties to be received in the future on the sale of covered products by BCAM.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AccuMed International, Inc.:

Under date of March 29, 2000 we reported on the consolidated balance sheet of AccuMed International, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the annual report on Form 10-K for the year 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                   /s/  KPMG LLP

Chicago, IL
March 29, 2000

                   ACCUMED INTERNATIONAL, INC AND SUBSIDIARIES
                 SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

   Reserves and
    Allowances
  deducted from
  asset accounts
                                         Additions
                        Balance at       Charged to       Write-offs                              Balance
                        Beginning        Costs and           and               Other             at End of
   Description          of Period         Expenses        Disposals           Changes              Period
-----------------      -----------      -----------       -----------       -----------          -----------
  Allowance for
  uncollectible
     accounts
    receivable

    Year Ended
December 31, 1997               --               --                --                --                   --

    Year Ended
December 31, 1998               --      $   245,592                --                --          $   245,592

    Year ended
December 31, 1999      $   245,592               --       ($  245,593)               --                   --

    Inventory
Valuation Reserve

    Year ended
December 31, 1997               --               --                --                --                   --

    Year ended
December 31, 1998               --               --                --                --                   --

    Year ended
December 31, 1999               --      $ 1,106,399                --                --          $ 1,106,399


     Reserve
 Allowances which
 support balance
  sheet caption
     reserves
                                        Deductions
                        Balance at      Credited to        Payments                                Balance
                        Beginning        Costs and          Under             Other               at End of
   Description          of Period        Expenses          Warranty          Changes                Period
-----------------      -----------      -----------       -----------       -----------          -----------
Warranty Reserves

    Year ended
December 31, 1997      $    30,000               --                --                --          $    30,000


    Year ended
December 31, 1998      $    30,000               --                --       ($   18,000)(a)      $    12,000


    Year Ended
December 31, 1999      $    12,000      ($   12,000)               --                --                   --



                    (a) Reserves of Oncometrics Imaging Corp.
                          reclassified in current year