Form 10-Q
period 2000-03-31
ACCUMED INTERNATIONAL INC
filed 2000-05-12
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to __________.

                         Commission file number: 0-20652

                           ACCUMED INTERNATIONAL, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               36-4054899
         --------------------------                    -------------
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

                                Yes [X]   No [ ]


     The registrant had 5,657,167 shares of common stock outstanding as of May 5, 2000.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                             Page
                                                                            Number
                                                                            ------
 PART I.     FINANCIAL INFORMATION

  Item 1.    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
                 as of March 31, 2000 and December 31, 1999 ...............     1

             Condensed Consolidated Statements of Operations
                 for the Three Months Ended March 31, 2000 and 1999 .......     2

             Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 2000 and 1999 .......     3

             Notes to Condensed Consolidated Financial Statements .........     4

  Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................     7

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...    10

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K .............................    12

SIGNATURES ................................................................    13

                         PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    UNAUDITED              AUDITED
                                                  -------------------------------------
                      ASSETS                      March 31, 2000      December 31, 1999
                                                  ---------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                        $  1,294,124         $    196,303
  Prepaid expenses and other current assets                --                  7,944
  Available-for-sale security                           265,978              121,301
  License fee receivable                                250,000                 --
  Note receivable                                          --                400,000
  Inventories                                           671,580              700,919
                                                   ------------         ------------
     TOTAL CURRENT ASSETS                             2,481,682            1,426,467
                                                   ------------         ------------

Fixed assets, net                                       619,480              705,273

Purchased technology, net                             4,020,368            4,185,868
Patents, net                                            830,051              842,484
Note receivable, officer                                 51,974               62,237
                                                   ------------         ------------

                                                   $  8,003,555         $  7,222,329
                                                   ============         ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Long term debt, current portion                  $    337,550         $    362,550
  Accounts payable                                      394,628              223,822
  Accrued interest                                       20,570               15,415
  Income taxes                                           35,000               35,000
  Deferred revenues                                     685,205                 --
  Other current liabilities                             663,677              750,183
                                                   ------------         ------------
     TOTAL CURRENT LIABILITIES                        2,136,630            1,386,970
                                                   ------------         ------------

Long term debt                                          167,000              167,000
Deferred revenues                                       654,762                 --

STOCKHOLDERS' EQUITY
  Preferred stock, Series A convertible               3,134,198            4,249,735
  Common stock, $0.01 par value                          56,572               54,919
  Additional paid-in capital                         60,733,146           59,619,262
  Accumulated other comprehensive income                139,008               (4,960)
  Accumulated deficit                               (58,801,024)         (58,033,860)
  Treasury stock                                       (216,737)            (216,737)
                                                   ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                       5,045,163            5,668,359
                                                   ------------         ------------

                                                   $  8,003,555         $  7,222,329
                                                   ============         ============

          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,

                                                                              UNAUDITED
                                                                   -------------------------------
                                                                       2000                1999
                                                                   -----------         -----------
Sales                                                              $   154,963         $    11,435
Less cost of sales                                                     (43,681)             (3,413)
                                                                   -----------         -----------
     Gross profit                                                      111,282               8,022
                                                                   -----------         -----------

Operating expenses:
     General and administrative                                        788,168           1,021,657
     Research and development                                          352,368             455,039
     Sales and marketing                                                72,589              71,228
                                                                   -----------         -----------
        Total operating expenses                                     1,213,125           1,547,924
                                                                   -----------         -----------

Operating loss                                                      (1,101,843)         (1,539,902)
                                                                   -----------         -----------

Other income (expense):
     Interest expense                                                   (7,500)           (470,026)
     Realized gain on available-for-sale security                      326,844                --
     Other income (expense), net                                        15,335             (66,762)
                                                                   -----------         -----------
        Total other income (expense)                                   334,679            (536,788)
                                                                   -----------         -----------

Loss before income taxes from continuing operations                   (767,164)         (2,076,690)

Income tax expense                                                        --                  --
                                                                   -----------         -----------

Loss from continuing operations                                       (767,164)         (2,076,690)
                                                                   -----------         -----------

Discontinued operations:
  Loss from discontinued operations                                       --              (158,250)
  Gain on disposal                                                        --             8,357,449
                                                                   -----------         -----------

Income from discontinued operations                                       --             8,199,199
                                                                   -----------         -----------

        Net (loss) income                                             (767,164)          6,122,509
                                                                   ===========         ===========

Basic and diluted loss per share from continuing operations        $     (0.14)        $     (0.38)

Income per share from discontinued operations                             --                  1.50
                                                                   -----------         -----------

Basic and diluted net (loss) income per share                      $     (0.14)        $      1.12
                                                                   ===========         ===========

Weighted average common shares outstanding                           5,535,507           5,487,832
                                                                   ===========         ===========

          See accompanying notes to consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                     UNAUDITED
                                                                            ---------------------------
                                                                               2000            1999
                                                                            ----------      -----------
OPERATING ACTIVITIES:
    Net (loss) income                                                       $ (767,164)     $ 6,122,509
    Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
      Income from discontinued operations                                         --         (8,199,199)
      Non-cash expenses of asset disposal                                         --            317,500
      Depreciation and amortization                                            263,725          285,607
      Increase in deferred revenues                                          1,339,967             --
      Changes in other operating assets and liabilities                       (439,843)          56,724
                                                                            ----------      -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                396,685       (1,416,859)
                                                                            ----------      -----------

INVESTING ACTIVITIES:
    Decrease in note receivable                                                400,000             --
    Proceeds from sale of available-for-sale security                          326,844             --
    Proceeds from sale of Microbiology division                                   --         15,150,000
    Expenses related to sale of Microbiology division                             --           (750,000)
                                                                            ----------      -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                          726,844       14,400,000
                                                                            ----------      -----------

FINANCING ACTIVITIES:
    Payment of notes payable                                                   (25,000)      (8,497,551)
                                                                            ----------      -----------
CASH USED IN FINANCING ACTIVITIES                                              (25,000)      (8,497,551)
                                                                            ----------      -----------
CASH TRANSFER TO DISCONTINUED OPERATIONS                                          --           (313,979)
                                                                            ----------      -----------
EFFECT OF EXCHANGE RATES ON CASH                                                  (708)            --
                                                                            ----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,097,821        4,171,611
                                                                            ----------      -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               196,303          213,386
                                                                            ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $1,294,124      $ 4,384,997
                                                                            ==========      ===========


          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  PREPARATION OF INTERIM FINANCIAL STATEMENTS

    In the opinion of the management of AccuMed International, Inc. and Subsidiary ("the Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the Company's financial position as of March 31, 2000, and its results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes there to for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

2.  BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

    On December 22, 1998, (the measurement date), the Company received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the Board of Directors. On January 29, 1999, the Company closed the sale of the microbiology division for proceeds of $15,150,000 in cash. The Company recognized a gain of $8,357,000, net of income taxes of $140,000 and after working capital adjustments, on the disposal of the microbiology division. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flows.

3.  OTHER COMPREHENSIVE INCOME (LOSS)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2000              1999
                                                      ---------         ----------
Net (loss) income                                     $(767,164)        $6,122,509
Other comprehensive income (loss)
    Reclassification of realized gain included
        in net income                                  (326,844)                --
    Change fair value of available-for-sale
        security                                        471,520                 --
    Foreign currency translation adjustments               (708)           (53,702)
                                                      ---------         ----------
Comprehensive (loss) income                           $(623,196)        $6,068,807
                                                      =========         ==========

4.  INVENTORIES

        Inventories are summarized as follows:

                                       March 31,     December 31,
                                         2000            1999
                                       --------        --------
     Raw material and packaging        $544,261        $529,919
     Work in process                         --              --
     Finished goods                     127,319         171,000
                                       --------        --------
     Total inventories                 $671,580        $700,919
                                       ========        ========

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                     Three Months Ended March 31,
                                                     --------------------------
                                                        2000             1999
                                                     ----------        --------
OPERATING ACTIVITIES:
    Interest paid                                    $    2,345        $287,670
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Preferred stock converted to common stock        $1,115,537        $ 79,731


6.  SALE OF AVAILABLE-FOR-SALE SECURITY

    In February 2000, the Company sold 85,776 of the shares it holds in Ampersand Medical Corporation on the open market for proceeds of $326,844. The Company has recorded a realized gain on the sale of these shares of $326,844.

7.  NOTE RECEIVABLE

    On March 31, 2000, the Company received $417,747, including interest, in full satisfaction of the amounts advanced to Microsulis Corporation ("Microsulis") under a line of credit. The Company has no obligation to make further advances to Microsulis.

8.  LICENSE AGREEMENTS

    On March 24, 2000, the Company entered into a license and development agreement with Ventana Medical Systems, Inc. ("Ventana"), whereby the Company agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, the Company has received and deferred an up-front licensing fee, advance royalty payment, and development funds. Additional funds will be received over the next twelve months for contract research, purchase of AcCell Systems, and royalties to be received in the future on the sale of covered products by Ventana. The deferred up-front licensing fee will be recognized in income systematically over the term of the agreement. The advance royalty payment will be recognized in income during the period that the royalties are earned on the sale of covered products. The Company is required under the agreement to complete certain development obligations. Qualifying development costs incurred during the development process will be charged against the deferred development funds received. The excess amount of development funds, if any, over the amount of qualifying costs incurred will be recognized in income upon the completion of the development process. The Company does not anticipate that any excess development funds will be material.

     On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc. ("BCAM"), whereby the Company agreed to license its patents and proprietary information and rights to BCAM for certain medical applications. Under the terms of the agreement, the Company will receive guaranteed license fees over the next nine months, shares of BCAM common stock, and royalties to be received in the future on the sale of covered products by BCAM. The Company has deferred the amount of the license fee it received. This fee will be recognized in income systematically over the term of the agreement.

     On March 29, 2000, the Company entered into a letter agreement to reinstate and amend the Company's September 4, 1998 patent and technology license agreement with Ampersand Medical Corporation ("Ampersand"). The Company received an up-front license fee and upon signing of the amended agreement, which is expected to be completed by May 15, 2000, Ampersand will be obligated to pay to the Company an advance royalty in the form of cash, a convertible note, and shares of Ampersand common stock. The Company has deferred the amount of the up-front license fee it received. This fee will be recognized in income systematically over the term of the agreement.

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

     During 1998, AccuMed received shareholder approval to sell its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying condensed consolidated financial statements. On January 29, 1999, the Company closed the sale of the microbiology business for net proceeds of $14,400,000.

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

OVERVIEW

    On March 24, 2000, the Company entered into a license and development agreement with Ventana Medical Systems, Inc. ("Ventana"), whereby the Company agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, the Company has received an up-front licensing fee, advance royalty payment, and development funds. Additional funds will be received over the next 12 months for contract research, purchase of AcCell Systems, and royalties to be received in the future on the sale of covered products by Ventana.

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

     On March 29, 2000, the Company entered into a letter agreement to reinstate and amend the Company's September 4, 1998 patent and technology license agreement with Ampersand Medical Corporation ("Ampersand"). The Company received an up-front license fee and upon signing of the amended agreement, which is expected to be completed by May 15, 2000, Ampersand will be obligated to pay to the Company an advance royalty in the form of cash, a convertible note, and shares of Ampersand common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES AND GROSS MARGINS

     AccuMed's sales revenues were $155,000 for the three months ended March 31, 2000 compared to $11,000 for the three months ended March 31, 1999. The increase in sales reflects an increase in the number of AcCell and AcCell-Savant units sold. There were none of these units sold during the 1999 period. The 1999 period sales represent consumables and computer support equipment. We anticipate our future product sales will be made on a build to order or contract manufacturing basis.

     OPERATING EXPENSES

     General and administrative expenses decreased by $233,000, or 22.9%, from $1,022,000 in the 1999 period to $788,000 in the 2000 period. The decrease in these expenses is a result of reduced corporate level activity, including a reduction in personnel due to the sale of the microbiology business, and less administrative cost following the consolidation of AccuMed's cytopathology operations. These expenses in 1999 also include $104,000 recognized for an excess rental commitment.

     Research and development expenses decreased by $103,000, or 22.6%, from $455,000 in 1999 to $352,000 in 2000. The decrease in these expenses is a result of the consolidation of AccuMed's research and development activities along with the consolidation of our cytopathology operations. Current research and development expenses represent ongoing efforts to develop the Savant medical technologies' next generation products.

     Sales and marketing expenses were relatively unchanged at $73,000 for the three months ended March 31, 2000 compared to $71,000 for the 1999 period. AccuMed continues to market its products on a limited basis in certain laboratory market segments. AccuMed anticipates that its third party licensees will assume a large portion of the marketing effort.

     Interest expense for the period ended March 31, 2000 was $8,000 compared to $470,000 for the 1999 period. The decline in interest expense is a result of the repayment in January 1999 of AccuMed's 14.5% secured note payable and 12.0% unsecured convertible notes with proceeds from our sale of the microbiology division. Interest expense for the 1999 period also includes $370,000 from a non-cash write-off of deferred financing costs and debt discounts related to the repayment of these notes.

     DISCONTINUED OPERATIONS

     AccuMed's loss of $158,000 in 1999 from discontinued operations reflects the results of operations of AccuMed's microbiology business before its sale in January 1999. In 1999, we recorded a gain of $8,357,000, net of income taxes of $140,000, on the disposal of the microbiology business.

LIQUIDITY AND CAPITAL RESOURCES

     AccuMed's primary cash requirements are for research and development, general corporate and marketing expenses, including salaries, materials and consulting support, to develop and market AccuMed's cytopathology products and technology. We anticipate that the receipt of funds under our agreements with Ventana, BCAM, and Ampersand, our available cash, and our marketable securities on hand will provide the necessary liquidity to finance the Company's projected operations and financing obligations through the next 12 months.

     At March 31, 2000, AccuMed has long-term debt, including the current portion, of $505,000. The long-term debt consists of a $464,000 Canadian dollar note and a non-interest bearing repayable contribution of $187,000 (U.S. dollars). The Canadian dollar note is payable in monthly installments of $25,000 U.S. dollars, plus interest at a rate of 6.0% over the Canadian prime rate through July 15, 2000, with the remainder due on demand, or in the event not called, the principal payments will continue at a rate of $25,000 U.S. dollars per month, plus interest. The demand portion of the Canadian note is convertible into shares of the AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on future sales of product and available funds, as defined.

OPERATING ACTIVITIES

     For the three months ended March 31, 2000, AccuMed generated $397,000 of cash from operations compared to the use of $1,416,000 in operations during the 1999 period. The generation of cash in operations in 2000 compared to the use of cash in operations in 1999 is primarily a result of a decrease in operating expenses of $335,000, the receipt of $1,100,000 under AccuMed's agreements with Ventana, BCAM, and Ampersand, and other working capital changes.

INVESTING ACTIVITIES

     Investing activities generated $727,000 in cash for the three months ended March 31, 2000 compared to $14,400,000 provided by investing activities for the 1999 period. In 2000, AccuMed received $327,000 from the sale of shares it holds in Ampersand and collected $400,000 from the repayment by Microsulis of advances made by AccuMed under an outstanding note receivable. In 1999, AccuMed received $14,400,000 in proceeds, net of expenses incurred, from the sale of AccuMed's microbiology business. AccuMed does not anticipate material capital expenditures during 2000.

FINANCING ACTIVITIES

     AccuMed used $25,000 of cash in financing activities during the three months ended March 31, 2000 compared to the use of $8,498,000 in cash during the 1999 period. Cash used in 2000 was for repayment of AccuMed's Canadian dollar note payable. In 1999, we repaid all of our outstanding 14.5% secured notes and 12% unsecured convertible notes with proceeds from the sale of AccuMed's microbiology division.

     AccuMed currently has no commitments with respect to sources of additional financing other than with respect to funds to be received under the our agreements with Ventana, BCAM, and Ampersand.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company holds shares of common stock of Ampersand Medical Corporation, a publicly traded company. As a result, the Company's financial results could be significantly affected by changes in the traded market price of this security. The Company also has debt instruments that are denominated in Canadian dollars. The interest rate for one of these debt instruments varies based on changes in the Canadian prime rate of interest. As a result, the Company's financial results could be significantly affected by changes in the exchange rate for Canadian dollars and to changes in the Canadian prime rate of interest. Management does not actively employ strategies to minimize the Company's risks to these exposures.

     The following table presents information about the shares the Company holds in Ampersand as of March 31, 2000.

                                                SHARES           FAIR
                                                 HELD            VALUE
                                                 ----            -----
     Ampersand Medical Corporation              63,517         $265,977

     The following tables presents information about the Company's debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.

                                                                              FAIR
                                  2000           2001          TOTAL          VALUE
                                  ----           ----          -----          -----
    Foreign currency risk:
      Principal                 $337,550      $167,000       $504,550      $504,550
      Average interest rate         12.2%            0%
      Exchange rate               1.4538        1.4538

                                                                              FAIR
                                  2000           2001          TOTAL          VALUE
                                  ----           ----          -----          -----
    Interest rate risk:
      Principal                 $317,550       $   -         $317,550      $317,550
      Average interest rate         13.0%


                           FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. When used in this Report, the words "may," "will," "expects," "anticipates," "believe," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. These statements describe our beliefs concerning the future based on currently available information. Our actual results could differ materially from those contained in the forward-looking statements due to a number of risks and uncertainties. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

                                    PART II.
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.  The following exhibits are filed herewith:

               27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACCUMED INTERNATIONAL, INC.

                                       /s/ PAUL F. LAVALLEE
                                       -------------------------------
                                       Paul F. Lavallee
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Accounting Officer)

Date: May 12, 2000

                                Index to Exhibits

      Exhibit No.             Description of Exhibit
      -----------             ----------------------
         27.1                 Financial Data Schedule