Form 10-Q
period 2000-06-30
ACCUMED INTERNATIONAL INC
filed 2000-08-10
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number: 0-20652


                            ACCUMED INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        36-4054899
-------------------------------                         ----------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)


                920 N. Franklin St., Suite 402, Chicago, IL 60610
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (312) 642-9200
                             ---------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The registrant had 5,696,542 shares of common stock outstanding as of August 7, 2000.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
  PART I.      FINANCIAL INFORMATION

  Item 1.      Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
                    as of June 30, 2000 and December 31, 1999.......................................   1

               Condensed Consolidated Statements of Operations
                    for the Three Months Ended June 30, 2000 and 1999
                    and for the Six Months Ended June 30, 2000 and 1999 ............................   2

               Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 2000 and 1999.................................   3

               Notes to Condensed Consolidated Financial Statements.................................   4

  Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............................................   7

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................  11

PART II.OTHER INFORMATION

  Item 4       Submission of Matters to a Vote of Security Holders..................................  13
  Item 6.      Exhibits and Reports on Form 8-K.....................................................  13

SIGNATURES .........................................................................................  14


                         PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         Unaudited
                                               ----------------------------------
            ASSETS                             June 30, 2000    December 31, 1999
                                               -------------    -----------------
Current Assets
Cash and cash equivalents                      $    656,234       $    196,303
Prepaid expenses and other current assets            40,319              7,944
Available-for-sale security                         237,412            121,301
Note receivable                                        --              400,000
Inventories                                         691,706            700,919
                                               ------------       ------------
Total current assets                              1,625,671          1,426,467
                                               ------------       ------------

Fixed assets, net                                   561,442            705,273

Purchased technology, net                         3,854,868          4,185,868
Patents, net                                        815,091            842,484
Note receivable, officer                             41,712             62,237
                                               ------------       ------------

                                               $  6,898,784       $  7,222,329
                                               ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Long term debt, current portion                $    237,550       $    362,550
Accounts payable                                    220,664            223,822
Accrued interest                                     17,729             15,415
Income taxes                                         35,000             35,000
Deferred revenues                                   550,008               --
Other current liabilities                           553,457            750,183
                                               ------------       ------------
Total current liabilities                         1,614,408          1,386,970
                                               ------------       ------------

Long term debt                                      167,000            167,000
Deferred revenues                                 1,040,149               --

Stockholders' equity
Preferred stock, Series A convertible             2,868,419          4,249,735
Common stock, $0.01 par value                        56,966             54,919
Additional paid-in capital                       60,998,531         59,619,262
Accumulated other comprehensive income              115,181             (4,960)
Accumulated deficit                             (59,745,133)       (58,033,860)
Treasury stock                                     (216,737)          (216,737)
                                               ------------       ------------
Total stockholders' equity                        4,077,227          5,668,359
                                               ------------       ------------

                                               $  6,898,784       $  7,222,329
                                               ============       ============

          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------     ---------------------------
                                                                  2000             1999           2000            1999
                                                               ------------    -----------     -----------     -----------
Net sales                                                      $    13,500            --       $   168,463     $    11,435
Licensing fees                                                      48,984            --            48,984            --
Royalties                                                           21,644            --            21,644            --
                                                               -----------     -----------     -----------     -----------
        Total net revenues                                          84,128            --           239,091          11,435
                                                               -----------     -----------     -----------     -----------
Operating expenses:
        Cost of sales                                                6,149            --            49,830           3,413
        General and administrative                                 781,513         593,928       1,569,681       1,615,585
        Research and development                                   230,512         514,105         582,880         969,144
        Sales and marketing                                         15,555          73,920          88,144         145,148
                                                               -----------     -----------     -----------     -----------
           Total operating expenses                              1,033,729       1,181,953       2,290,535       2,733,290
                                                               -----------     -----------     -----------     -----------
Operating loss                                                    (949,601)     (1,181,953)     (2,051,444)     (2,721,855)
                                                               -----------     -----------     -----------     -----------
Other income (expense):
        Interest expense                                            (7,500)         (7,668)        (15,000)       (477,694)
        Realized gain on available-for-sale security                  --              --           326,844            --
        Other income (expense), net                                 12,992          69,429          28,327           2,667
                                                               -----------     -----------     -----------     -----------
           Total other income (expense)                              5,492          61,761         340,171        (475,027)
                                                               -----------     -----------     -----------     -----------
Loss from continuing operations                                   (944,109)     (1,120,192)     (1,711,273)     (3,196,882)
                                                               -----------     -----------     -----------     -----------
Discontinued operations:
    Loss from discontinued operations                                 --              --              --          (158,250)
    Gain on disposal                                                  --              --              --         8,357,449
                                                               -----------     -----------     -----------     -----------
Income from discontinued operations                                   --              --              --         8,199,199
                                                               -----------     -----------     -----------     -----------
           Net (loss) income                                   $  (944,109)    $(1,120,192)    $(1,711,273)    $ 5,002,317
                                                               ===========     ===========     ===========     ===========

Basic and diluted loss per share from continuing operations    $     (0.17)    $     (0.20)    $     (0.31)    $     (0.58)

Income per share from discontinued operations                         --              --              --              1.49
                                                               -----------     -----------     -----------     -----------

Basic and diluted net (loss) income per share                  $     (0.17)    $     (0.20)    $     (0.31)    $      0.91
                                                               ===========     ===========     ===========     ===========

Weighted average common shares outstanding                       5,663,657       5,491,901       5,600,360       5,489,878
                                                               ===========     ===========     ===========     ===========



           See accompanying notes to consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                     UNAUDITED
                                                                           -----------------------------
                                                                               2000            1999
                                                                           -------------    ------------
OPERATING ACTIVITIES:

         Net (loss) income                                                 $ (1,711,273)    $  5,002,317
         Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
            Income from discontinued operations                                    --         (8,199,199)
            Non-cash expenses of asset disposal                                    --            492,500
            Depreciation and amortization                                       529,978          452,244
            Increase in deferred revenues                                     1,590,157             --
            Changes in other operating assets and liabilities                  (527,051)        (553,306)
                                                                           ------------     ------------
CASH USED IN OPERATING ACTIVITIES                                              (118,189)      (2,805,444)
                                                                           ------------     ------------

INVESTING ACTIVITIES:

         Proceeds from note receivable                                          400,000             --
         Proceeds from sale of available-for-sale security                      326,844             --
         Capital expenditures                                                   (27,755)            --
         Proceeds from sale of Microbiology division                               --         15,150,000
         Expenses related to sale of Microbiology division                         --           (750,000)
                                                                           ------------     ------------
CASH PROVIDED BY INVESTING ACTIVITIES                                           699,089       14,400,000
                                                                           ------------     ------------

FINANCING ACTIVITIES:

         Payment of notes payable                                              (125,000)      (8,497,551)
                                                                           ------------     ------------
CASH USED IN FINANCING ACTIVITIES                                              (125,000)      (8,497,551)
                                                                           ------------     ------------
CASH TRANSFER TO DISCONTINUED OPERATIONS                                           --           (313,979)
                                                                           ------------     ------------
EFFECT OF EXCHANGE RATES ON CASH                                                  4,031             --
                                                                           ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       459,931        2,783,026
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                196,303          213,386
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    656,234     $  2,996,412
                                                                           ============     ============



          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     In the opinion of the management of AccuMed International, Inc. and its wholly-owned subsidiary, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly AccuMed's financial position as of June 30, 2000, and its results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in AccuMed's audited consolidated financial statements and notes there to for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of AccuMed and its wholly-owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

     On December 22, 1998, (the measurement date), AccuMed received shareholder approval to sell its microbiology division under a sales agreement negotiated by management under the approval of the Board of Directors. On January 29, 1999, AccuMed closed the sale of the microbiology division for proceeds of $15,150,000 in cash. AccuMed recognized a gain of $8,357,000, net of income taxes of $140,000 and after working capital adjustments, on the disposal of the microbiology division. Accordingly, the microbiology division is accounted for as a discontinued operation in the accompanying condensed consolidated balance sheets, statements of operations and statements of cash flows.

3.   OTHER COMPREHENSIVE INCOME (LOSS)


                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                               ----------------------------    ---------------------------
                                                   2000             1999           2000           1999
                                               ------------    ------------    ------------    -----------
Net (loss) income                              $  (944,109)    $(1,120,192)    $(1,711,273)    $ 5,002,317
Other comprehensive income (loss)
  Reclassification of realized gain
     included in net income                           --              --          (326,844)           --
  Change fair value of available-for-sale
     security                                      (28,565)           --           442,955            --
   Foreign currency translation adjustments
                                                     4,738         (31,046)          4,031         (84,748)
                                               -----------     -----------     -----------     -----------
Comprehensive (loss) income                    $  (967,936)    $(1,151,238)    $(1,591,131)    $ 4,917,569
                                               ===========     ===========     ===========     ===========


4.   INVENTORIES

     Inventories are summarized as follows:


                                             June 30,          December 31,
                                               2000                1999
                                             --------            --------
Raw material and packaging                   $570,536            $529,919
Work in process                                  --                  --
Finished goods                                121,170             171,000
                                             --------            --------
Total inventories                            $691,706            $700,919
                                             ========            ========


5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                            Six Months Ended June 30,
                                                            --------------------------
                                                               2000            1999
                                                            -----------   -------------
OPERATING ACTIVITIES:

    Interest paid                                           $   12,686    $  295,170

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Preferred stock converted to common stock               $1,381,316    $   79,731


6.   SALE OF AVAILABLE-FOR-SALE SECURITY

     In February 2000, AccuMed sold 85,776 of the shares it holds in Ampersand Medical Corporation on the open market for proceeds of $326,844. AccuMed recorded a realized gain on the sale of these shares of $326,844 for the six months ended June 30, 2000.

7.   NOTE RECEIVABLE

     On March 31, 2000, AccuMed received $417,747, including interest, in full satisfaction of the amounts advanced to Microsulis Corporation (Microsulis) under a line of credit. AccuMed has no obligation to make further advances to Microsulis.

8.   LICENSE AGREEMENTS

     On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc. (Ventana), whereby AccuMed agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, AccuMed has received and deferred an up-front licensing fee, advance royalty payment, and development funds. Additional development funds will be received over the next nine months for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana. The deferred up-front licensing fee is being recognized as revenue systematically over the 36-month term of the agreement. The advance royalty payment will be recognized as revenue during the period that the royalties are earned on the sale of covered products. AccuMed is required under the agreement to complete certain development obligations. Qualifying development costs incurred during the development process will be charged against the deferred development funds received. The excess amount of development funds, if any, over the amount of qualifying costs incurred will be recognized in income upon the completion of the development process. AccuMed does not anticipate that any excess development funds will be material.

     On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc. (CellMetrix), whereby AccuMed agreed to license its patents and proprietary information and rights to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a guaranteed license fee upon signing of the agreement. Over the next nine months AccuMed will receive additional guaranteed license fees, shares of CellMetrix common stock, and an advance royalty payment in the form of cash or shares of CellMetrix common stock. Royalties are to be received in the future on the sale of covered products by CellMetrix. AccuMed has deferred the amount of the license fee it received. This fee is being recognized as revenue systematically over the 60-month term of the agreement.

     On March 29, 2000, AccuMed entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand. Upon signing of the letter agreement, AccuMed received an up-front license fee. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed will also receive a $100,000 convertible note and 128,571 shares of Ampersand common stock as an additional advance royalty. AccuMed has deferred the amount of the up-front license fee it received. This fee is being recognized as revenue systematically over the remaining 41-month term of the agreement. The advance royalties are being recognized as revenue during the period that the royalties are earned on the sale of covered products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AccuMed is engaged in marketing and developing cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. AccuMed's integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while achieving significant improvements in disease detection. AccuMed currently is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer.

     During 1998, AccuMed received shareholder approval to sell its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying condensed consolidated financial statements. On January 29, 1999, AccuMed closed the sale of the microbiology business for net proceeds of $14,400,000.

     The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business, AccuMed's only business line. Also, AccuMed is committed to a substantial research and development program. Accordingly, AccuMed expects to incur additional operating losses over at least the next twelve months due to continued spending for product development, prototype construction and testing and regulatory activities.

OVERVIEW

     On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc. (Ventana), whereby AccuMed agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, AccuMed received an up-front licensing fee, advance royalty payment, and development funds. Additional funds will be received over the next nine months for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana.

     On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc. (CellMetrix), whereby AccuMed agreed to license its patents and proprietary information and rights to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a guaranteed license fee upon signing of the agreement. Over the next nine months, AccuMed will receive additional guaranteed license fees, shares of CellMetrix common stock and advance royalties in the form of cash or shares of CellMetrix common stock. Royalties are to be received in the future on the sale of covered products by CellMetrix.

      On March 29, 2000, AccuMed entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand Medical Corporation (Ampersand). The Company received an up-front license fee upon signing the letter agreement. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed will also receive a convertible note and shares of Ampersand common stock as an additional advance royalty.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES AND COST OF SALES

     AccuMed's net revenues were $84,000 for the three months ended June 30, 2000 compared to zero for the three months ended June 30, 1999. Net revenues for the 2000 period reflect the sale of one AcCell(TM) unit and licensing fees and royalties earned on our license agreements with Ampersand, CellMetrix, and Ventana, which were signed late in the 2000 1st quarter. There were no units of product sold or any licensing fees or royalties earned during the 1999 period. Cost of sales represents the cost of products sold. We anticipate our future product sales will be made on a build to order or contract manufacturing basis.

     OPERATING EXPENSES

     General and administrative expenses increased by $188,000, or 31.6%, from $594,000 in the 1999 period to $781,000 in the 2000 period. The 2000 period includes a payment to settle certain benefits owed to the Company's previous chief executive officer that resulted from the amended patent and technology license agreement with Ampersand. The 1999 period also includes the favorable effect of the settlement of certain litigation for less than previously estimated. The increase in expenses is offset to a certain degree by cost savings resulting from the consolidation of our operations.

     Research and development expenses decreased by $284,000, or 55.2%, from $514,000 in 1999 to $231,000 in 2000. The decrease in these expenses is a result of the application of qualifying costs under our development obligation with Ventana to development funds received and benefits achieved from the consolidation of our research and development activities along with the consolidation of our operations. Current research and development expenses represent ongoing efforts to develop the Savant(TM) medical technologies' next generation products.

     Sales and marketing expenses decreased to $16,000 for the three months ended June 30, 2000 compared to $74,000 for the 1999 period. The decrease is primarily a result of personnel reductions and a decrease in travel costs. AccuMed continues to market its products on a limited basis in certain laboratory market segments. AccuMed anticipates that its third party licensees will assume a large portion of the marketing effort.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES AND COST OF SALES

     AccuMed's net revenues were $239,000 for the six months ended June 30, 2000 compared to $11,000 for the six months ended June 30, 1999. Net revenues for the 2000 period reflect the sale of AcCell(TM) and AcCell-Savant(TM) units and licensing fees and royalties earned on our license agreements with Ampersand, CellMetrix, and Ventana, which were signed in 2000. Net revenues for the 1999 period represent sales of consumables and computer support equipment. Cost of sales represents the cost of products sold.

     OPERATING EXPENSES

     General and administrative expenses decreased by $46,000, or 2.8%, from $1,616,000 in the 1999 period to $1,570,000 in the 2000 period. The decrease in these expenses is a result of reduced corporate level activity due to the sale of the microbiology business, and less administrative cost following the consolidation of AccuMed's operations.

     Research and development expenses decreased by $386,000, or 39.9%, from $969,000 in 1999 to $583,000 in 2000. The decrease in these expenses is a result of the application of qualifying costs under our development obligation with Ventana to development funds received and benefits achieved from the consolidation of our research and development activities along with the consolidation of our operations.

     Sales and marketing expenses were $88,000 for the six months ended June 30, 2000 compared to $145,000 for the 1999 period. The decrease in these expenses is primarily a result of personnel reductions and reduced spending on consultants.

     Interest expense for the period ended June 30, 2000 was $15,000 compared to $478,000 for the 1999 period. The decline in interest expense is a result of the repayment in January 1999 of AccuMed's 14.5% secured note payable and 12.0% unsecured convertible notes with proceeds from our sale of the microbiology division. Interest expense for the 1999 period also includes $370,000 from a non-cash write-off of deferred financing costs and debt discounts related to the repayment of these notes.

     DISCONTINUED OPERATIONS

     AccuMed's loss of $158,000 in 1999 from discontinued operations reflects the results of operations of AccuMed's microbiology business before its sale in January 1999. In 1999, we recorded a gain of $8,357,000, net of income taxes of $140,000, on the disposal of the microbiology business.

LIQUIDITY AND CAPITAL RESOURCES

     AccuMed's primary cash requirements are for research and development, general corporate and marketing expenses, including salaries, materials and consulting support, to develop and market AccuMed's cytopathology products and technology. We anticipate that the receipt of funds under our agreements with Ventana, CellMetrix, and Ampersand, our available cash, and our marketable securities on hand will provide the necessary liquidity to finance AccuMed's projected operations and financing obligations through the next twelve months.

     At June 30, 2000, AccuMed has long-term debt, including the current portion, of $405,000. The long-term debt consists of a $322,000 Canadian dollar note and a non-interest bearing repayable contribution of $187,000 (U.S. dollars). The Canadian dollar note is payable in monthly installments of $25,000 U.S. dollars, plus interest at a rate of 6.0% over the Canadian prime rate through July 15, 2000, with the remainder due on demand, or in the event not called, the principal payments will continue at a rate of $25,000 U.S. dollars per month, plus interest. The demand portion of the Canadian note is convertible into shares of AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on future sales of product and available funds, as defined.

OPERATING ACTIVITIES

     For the six months ended June 30, 2000 and 1999, AccuMed used $118,000 and $2,805,000, respectively, of cash in operations. The decrease in the use of cash in operations in 2000 compared to 1999 is primarily a result of a decrease in operating expenses of $443,000, the receipt of $1,850,000 under AccuMed's agreements with Ventana, CellMetrix, and Ampersand, and other working capital changes.

INVESTING ACTIVITIES

     Investing activities generated $699,000 in cash for the six months ended June 30, 2000 compared to $14,400,000 provided by investing activities for the 1999 period. In 2000, AccuMed received $327,000 from the sale of shares it held in Ampersand and collected $400,000 from the repayment by Microsulis of loans made by AccuMed under outstanding notes receivable. In 1999, AccuMed received $14,400,000 in proceeds, net of expenses incurred, from the sale of AccuMed's microbiology business. To date in 2000, we have spent $28,000 on capital expenditures. We do not anticipate material capital expenditures during the remainder of 2000.

FINANCING ACTIVITIES

     AccuMed used $125,000 of cash in financing activities during the six months ended June 30, 2000 compared to the use of $8,498,000 in cash during the 1999 period. Cash used in 2000 was for repayment of AccuMed's Canadian dollar note payable. In 1999, we repaid all of our outstanding 14.5% secured notes and 12% unsecured convertible notes with proceeds from the sale of AccuMed's microbiology division.

     AccuMed currently has no commitments with respect to sources of additional financing other than with respect to funds to be received under our agreements with Ventana, CellMetrix, and Ampersand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     AccuMed holds shares of common stock of Ampersand Medical Corporation, a publicly traded company. As a result, AccuMed's financial results could be significantly affected by changes in the traded market price of this security. AccuMed also has debt instruments that are denominated in Canadian dollars. The interest rate for one of these debt instruments varies based on changes in the Canadian prime rate of interest. As a result, AccuMed's financial results could be significantly affected by changes in the exchange rate for Canadian dollars and to changes in the Canadian prime rate of interest. Management does not actively employ strategies to minimize AccuMed's risks to these exposures.

     The following table presents information about the shares AccuMed holds in Ampersand as of June 30, 2000.

                                                           SHARES                     FAIR
                                                            HELD                      VALUE
                                                           ------                   --------
     Ampersand Medical Corporation                         65,493                   $237,412

     The following tables present information about AccuMed's debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.


                                                                                               FAIR
                                          2000              2001              TOTAL            VALUE
                                          ----              ----              -----            -----
     Foreign currency risk:
       Principal                         $237,550         $167,000          $404,550         $404,550
       Average interest rate                12.4%               0%
       Exchange rate                       1.4780           1.4780


                                                                                               FAIR
                                          2000              2001              TOTAL            VALUE
                                          ----              ----              -----            -----
     Interest rate risk:
       Principal                         $217,550         $   -             $217,550         $217,550
       Average interest rate                13.5%



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

                                    PART II.

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2000 AccuMed held its annual meeting of stockholders. The only matter voted upon was the election of directors. The following nominees were elected as directors by the votes indicated.


Director                   Votes For            Votes Withheld
--------                   ---------            --------------
Mark Banister              2,892,937                 27,238

Jack H. Halperin           2,893,287                 26,888

Paul F. Lavallee           2,893,870                 26,305

Robert L. Priddy           2,893,687                 26,488

Leonard M. Schiller        2,893,687                 26,505



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed herewith:


          10.1 Amendment to Patent and Technology License Agreement dated June 9, 2000 between AccuMed and Ampersand Medical Corporation

          27.1      Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACCUMED INTERNATIONAL, INC.

                                         /s/ PAUL F. LAVALLEE
                                         -------------------------------------
                                         Paul F. Lavallee
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Accounting Officer)



Date:  August 10, 2000

                                Index to Exhibits


Exhibit No.     Description of Exhibit
-----------     ----------------------

  10.1 Amendment to Patent and Technology License Agreement dated June 9, 2000 between AccuMed and Ampersand Medical Corporation

  27.1          Financial Data Schedule