Form 10-Q
period 2000-09-30
ACCUMED INTERNATIONAL INC
filed 2000-11-14
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
---      Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000.

                                       OR

[ ]     Transition report pursuant to Section 13 or 15(d) of the
---     Securities Exchange Act of 1934

              For the transition period from __________ to ________


                         Commission file number: 0-20652

                           ACCUMED INTERNATIONAL, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         36-4054899
-------------------------------                          ----------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


                920 N. Franklin St., Suite 402, Chicago, IL 60610
                    (Address of principal executive offices)

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

                               Yes [X]   No [ ]


The registrant had 5,712,292 shares of common stock outstanding as of November 7, 2000.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX


                                                                                      Page
                                                                                      Number
                                                                                      ------
PART I.       FINANCIAL INFORMATION

  Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets
                   as of September 30, 2000 and December 31, 1999......................    1

              Condensed Consolidated Statements of Operations for the
                   Three Months Ended September 30, 2000 and 1999 and
                   for the Nine Months Ended September 30, 2000 and 1999................   2

              Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2000 and 1999 ...............   3

              Notes to Condensed Consolidated Financial Statements .....................   4

  Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................................   8

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk................  13

PART II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K .........................................  15

SIGNATURES .............................................................................  16


                        1 PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   UNAUDITED
                                                                                 ----------------------------------------------
                                    ASSETS                                       September 30, 2000          December 31, 1999
                                                                                 ------------------          -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $    168,401                 $    196,303
   Accounts receivable, net                                                                8,000                         --
   Prepaid expenses and other current assets                                              94,533                        7,944
   Available-for-sale security                                                           182,611                      121,301
   Notes receivable                                                                      100,000                      400,000
   Inventories                                                                           686,562                      700,919
                                                                                    ------------                 ------------
      TOTAL CURRENT ASSETS                                                             1,240,107                    1,426,467
                                                                                    ------------                 ------------
Fixed assets, net                                                                        473,024                      705,273

Purchased technology, net                                                              3,689,367                    4,185,868
Patents, net                                                                             804,545                      842,484
Note receivable, officer                                                                  31,449                       62,237
                                                                                    ------------                 ------------
                                                                                    $  6,238,492                 $  7,222,329
                                                                                    ============                 ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Long term debt, current portion                                                  $    462,550                 $    362,550
   Accounts payable                                                                      200,078                      223,822
   Accrued interest                                                                       21,195                       15,415
   Income taxes                                                                             --                         35,000
   Deferred revenues                                                                     290,681                         --
   Other current liabilities                                                             631,217                      750,183
                                                                                    ------------                 ------------
      TOTAL CURRENT LIABILITIES                                                        1,605,721                    1,386,970
                                                                                    ------------                 ------------

Long term debt                                                                           167,000                      167,000
Deferred revenues                                                                        902,791                         --

STOCKHOLDERS' EQUITY
   Preferred stock, Series A convertible                                               2,762,107                    4,249,735
   Common stock, $0.01 par value                                                          57,123                       54,919
   Additional paid-in capital                                                         61,104,686                   59,619,262
   Accumulated other comprehensive income                                                 47,903                       (4,960)
   Accumulated deficit                                                               (60,192,102)                 (58,033,860)
   Treasury stock                                                                       (216,737)                    (216,737)
                                                                                    ------------                 ------------
      TOTAL STOCKHOLDERS' EQUITY                                                       3,562,980                    5,668,359
                                                                                    ------------                 ------------
                                                                                    $  6,238,492                 $  7,222,329
                                                                                    ============                 ============


          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------    -------------------------------
                                                                       2000            1999               2000             1999
                                                                   -----------     -----------        -----------       -----------
Net sales                                                         $    60,205              --         $   228,668       $    11,435
Licensing fees                                                         44,817              --              93,801              --
Royalties                                                              11,916              --              33,560              --
                                                                  -----------       -----------       -----------       -----------
      Total net revenues                                              116,938              --             356,029            11,435
                                                                  -----------       -----------       -----------       -----------

Operating expenses:
      Cost of sales                                                    30,745              --              80,575             3,413
      General and administrative                                      478,578           692,123         2,048,259         2,307,707
      Research and development                                        262,684           469,721           845,564         1,438,865
      Sales and marketing                                              21,115            54,232           109,259           199,380
                                                                  -----------       -----------       -----------       -----------
         Total operating expenses                                     793,122         1,216,076         3,083,657         3,949,365
                                                                  -----------       -----------       -----------       -----------

Operating loss                                                       (676,184)       (1,216,076)       (2,727,628)       (3,937,930)
                                                                  -----------       -----------       -----------       -----------

Other income (expense):
      Interest expense                                                 (8,228)           (8,172)          (23,228)         (485,867)
      Realized gain on available-for-sale security                      4,730              --             331,574              --
      Other income (expense), net                                     232,713           144,131           261,040           146,798
                                                                  -----------       -----------       -----------       -----------
         Total other income (expense)                                 229,215           135,959           569,386          (339,069)
                                                                  -----------       -----------       -----------       -----------

Loss from continuing operations                                      (446,969)       (1,080,117)       (2,158,242)       (4,276,999)
                                                                  -----------       -----------       -----------       -----------

Discontinued operations:
  Loss from discontinued operations                                      --                --                --            (158,250)
  Gain on disposal                                                       --                --                --           8,357,449
                                                                  -----------       -----------       -----------       -----------
Income from discontinued operations                                      --                --                --           8,199,199
                                                                  -----------       -----------       -----------       -----------
         Net (loss) income                                        $  (446,969)      $(1,080,117)      $(2,158,242)      $ 3,922,200
                                                                  ===========       ===========       ===========       ===========

Basic and diluted loss per share from continuing operations       $     (0.08)      $     (0.20)      $     (0.38)      $     (0.78)

Income per share from discontinued operations                            --                --                --                1.50
                                                                  -----------       -----------       -----------       -----------

Basic and diluted net (loss) income per share                     $     (0.08)      $     (0.20)      $     (0.38)      $      0.72
                                                                  ===========       ===========       ===========       ===========

Weighted average common shares outstanding                          5,697,227         5,491,901         5,632,885         5,471,784
                                                                  ===========       ===========       ===========       ===========


           See accompanying notes to consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                                    UNAUDITED
                                                                                       --------------------------------------
                                                                                           2000                      1999
                                                                                       --------------            ------------
OPERATING ACTIVITIES:
         Net (loss) income                                                              $ (2,158,242)            $  3,922,200
         Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
            Income from discontinued operations                                                 --                 (8,199,199)
            Non-cash expenses of asset disposal                                                 --                    492,500
            Depreciation and amortization                                                    794,444                  694,176
            Increase in deferred revenues                                                  1,093,472                     --
            Changes in other operating assets and liabilities                               (552,948)                (978,855)
                                                                                        ------------             ------------
CASH USED IN OPERATING ACTIVITIES                                                           (823,274)              (4,069,178)
                                                                                        ------------             ------------
INVESTING ACTIVITIES:
         Proceeds from note receivable                                                       400,000                     --
         Proceeds from sales of available-for-sale security                                  331,574                     --
         Capital expenditures                                                                (27,755)                    --
         Proceeds from sale of Microbiology division                                            --                 15,150,000
         Expenses related to sale of Microbiology division                                      --                   (750,000)
                                                                                        ------------             ------------
CASH PROVIDED BY INVESTING ACTIVITIES                                                        703,819               14,400,000
                                                                                        ------------             ------------
FINANCING ACTIVITIES:
         Proceeds from notes payable                                                         300,000                     --
         Payment of notes payable                                                           (200,000)              (8,497,551)
                                                                                        ------------             ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              100,000               (8,497,551)
                                                                                        ------------             ------------
CASH TRANSFER TO DISCONTINUED OPERATIONS                                                        --                   (197,406)
                                                                                        ------------             ------------
EFFECT OF EXCHANGE RATES ON CASH                                                              (8,447)                    --
                                                                                        ------------             ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (27,902)               1,635,865
                                                                                        ------------             ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             196,303                  213,386
                                                                                        ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    168,401             $  1,849,251
                                                                                        ============             ============


          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     In the opinion of the management of AccuMed International, Inc. and its wholly-owned subsidiary, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly AccuMed's financial position as of September 30, 2000, and its results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

3.   OTHER COMPREHENSIVE INCOME (LOSS)


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                              ----------------------                -----------------------
                                                              2000             1999                 2000               1999
                                                              ----             ----                 ----               ----
Net (loss) income                                        $  (446,969)        $(1,080,117)        $(2,158,242)        $ 3,922,200
Other comprehensive income (loss)
  Reclassification of realized gain
     included in net income                                   (4,730)               --              (331,574)               --
  Change fair value of available-for-sale
     security                                                (50,071)               --               392,884                --
   Foreign currency translation adjustments
                                                             (12,478)              7,956              (8,448)            (66,792)
                                                         -----------         -----------         -----------         -----------
Comprehensive (loss) income                              $  (514,248)        $(1,072,161)        $(2,105,380)        $ 3,855,408
                                                         ===========         ===========         ===========         ===========



4.   INVENTORIES

     Inventories are summarized as follows:


                                                                         September 30,          December 31,
                                                                             2000                   1999
                                                                            -----                   ----
Raw material and packaging                                                $596,137                 $529,919
Work in process                                                               --                       --
Finished goods                                                              90,425                  171,000
                                                                          --------                 --------
Total inventories                                                         $686,562                 $700,919
                                                                          ========                 ========


5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                             2000                1999
                                                                             ----                ----
OPERATING ACTIVITIES:
  Interest paid                                                          $    17,448           $ 485,867

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Preferred stock converted to common stock                             $ 1,487,628           $  79,731


6.   SALE OF AVAILABLE-FOR-SALE SECURITY

     In February 2000, AccuMed sold 85,776 of shares it held in Ampersand Medical Corporation (Ampersand) on the open market for proceeds of $326,844. In August 2000, AccuMed sold an additional 1,976 shares of Ampersand stock for proceeds of $4,730. A realized gain on the sale of these shares of $331,574 has been recorded for the nine months ended September 30, 2000.

7.   NOTES RECEIVABLE

     On March 31, 2000, AccuMed received $417,747, including interest, in full satisfaction of amounts advanced to Microsulis Corporation (Microsulis) under a line of credit. AccuMed has no obligation to make further advances to Microsulis.

     Under an amendment to AccuMed's patent and technology license agreement with Ampersand, AccuMed received a $100,000 convertible promissory note from Ampersand. The note is due on March 29, 2001 and earns interest at a rate of 11.0% per annum. Until the note has been repaid, AccuMed may at anytime convert all or a portion of the principal amount of the note into shares of common stock of Ampersand at a price of $3.50 per share.

8.   PROPOSED MERGER

     On September 22, 2000, AccuMed signed a letter of intent to merge with Ampersand. AccuMed would issue new shares of AccuMed common stock to the Ampersand shareholders in exchange for their Ampersand common stock. As a result, the Ampersand shareholders would acquire significant majority control of AccuMed. The combined company will operate under Ampersand management and the Ampersand corporate name. Completing the merger is subject to the completion of a definitive merger agreement, and approval by regulatory agencies and the shareholders of both companies.

     Upon signing of the letter of intent, AccuMed received $300,000 from Ampersand in the form of a note payable. The note bears interest at a rate of prime, plus 2.5%, per annum. The note is payable upon the earlier of (1) the signing of a definitive merger agreement, (2) the termination of the contemplated merger transaction, or (3) December 31, 2000. Upon the signing of a definitive merger agreement, the note will be replaced by a new $2.0 million note, with essentially the same terms, that would be due upon termination of the merger agreement or cancelled upon consummation of the merger and require a first priority lien on all of the assets of AccuMed.

9.   LICENSE AGREEMENTS

     On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc. (Ventana), whereby AccuMed agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, AccuMed has received and deferred an up-front licensing fee, advance royalty payment, and development funds. Additional development funds will be received over the next six months for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana. The deferred up-front licensing fee is being recognized as revenue systematically over the 36-month term of the agreement. The advance royalty payment will be recognized as revenue during the period that the royalties are earned on the sale of covered products. AccuMed is required under the agreement to complete certain development obligations. Qualifying development costs incurred during the development process will be charged against the deferred development funds received. The excess amount of development funds, if any, over the amount of qualifying costs incurred will be recognized in income upon the completion of the development process. AccuMed does not anticipate that any excess development funds will be material.

     On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc. (CellMetrix), whereby AccuMed agreed to license its patents and proprietary information and rights to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a guaranteed license fee upon signing of the agreement. The amount of the guaranteed license fee received was deferred and being amortized over the 60-month term of the agreement. Effective September 1, 2000, AccuMed and CellMetrix mutually agreed to terminate the license agreement. As a result of the termination, the remaining portion of the deferred licensing fees of $229,000 was recorded as other income during the three months ended September 30, 2000. AccuMed is not required to refund any portion of the guaranteed license fee it received.

     On March 29, 2000, AccuMed entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand. Upon signing of the letter agreement, AccuMed received an up-front license fee. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed also received a $100,000 convertible note and 128,571 shares of Ampersand common stock as an additional advance royalty. AccuMed has deferred the amount of the up-front license fee it received. This fee is being recognized as revenue systematically over the remaining 41-month term of the agreement. The advance royalties are being recognized as revenue during the period that the royalties are earned on the sale of covered products.

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

     The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business, AccuMed's only business line. Also, AccuMed is committed to its research and development program. Accordingly, AccuMed expects to incur additional operating losses over at least the next twelve months due to continued spending for product development, prototype construction and testing.

OVERVIEW

     On September 22, 2000, AccuMed signed a letter of intent to merge with Ampersand Medical Corporation (Ampersand). As a result of the merger, the Ampersand shareholders would acquire significant majority control of AccuMed. Completion of the merger is subject to the completion of a definitive merger agreement, and approval by regulatory agencies and the shareholders of both companies.

     On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc. (Ventana), whereby AccuMed agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, AccuMed received an up-front licensing fee, advance royalty payment, and development funds. Additional funds will be received over the next six months for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana.

     On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc. (CellMetrix), whereby AccuMed agreed to license its patents and proprietary information and rights to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a guaranteed license fee upon signing of the agreement. Effective September 1, 2000, AccuMed and CellMetrix mutually agreed to terminate the license agreement. AccuMed is not required to refund any portion of the guaranteed license fee it received.

     On March 29, 2000, AccuMed entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand Medical Corporation (Ampersand). AccuMed received an up-front license fee upon signing the letter agreement. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed also received a convertible note and will receive shares of Ampersand common stock as an additional advance royalty.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES AND COST OF SALES

     AccuMed's net revenues were $117,000 for the three months ended September 30, 2000 compared to zero for the three months ended September 30, 1999. Net revenues for the 2000 period reflect the sale of five AcCell(TM) units and licensing fees and royalties earned on our license agreements with Ampersand, CellMetrix, and Ventana. There were no units of product sold or any licensing fees or royalties earned during the 1999 period. Cost of sales represents the cost of products sold. We anticipate our future product sales will be made on a build to order or contract manufacturing basis.

     OPERATING EXPENSES

     General and administrative expenses decreased by $214,000, or 30.9%, from $692,000 in the 1999 period to $479,000 in the 2000 period. The decrease in expense is a result of reduced corporate level activities, including a decline in employees, travel, and insurance related costs. The 2000 period also reflects the application of qualifying costs to development funds received under our development obligation with Ventana.

     Research and development expenses decreased by $207,000, or 44.1%, from $470,000 in 1999 to $263,000 in 2000. The decrease in these expenses is a result of the application of qualifying costs to development funds received under our development obligation with Ventana. Current research and development expenses represent ongoing efforts to develop the Savant(TM) medical technologies' next generation products.

     Sales and marketing expenses decreased to $21,000 for the three months ended September 30, 2000 compared to $54,000 for the 1999 period. The decrease is a result of the application of qualifying costs to development funds received under our development obligation with Ventana. AccuMed continues to market its products on a limited basis in certain laboratory market segments. AccuMed anticipates that its third party licensees will assume a large portion of the marketing effort.

     OTHER INCOME, NET

     Other income for the three months ended September 30, 2000 substantially represents $229,000 of income recorded upon the termination of our patent and technology license agreement with CellMetrix. The amount recognized as income is the remaining balance of deferred licensing fees at the date of termination. Other income for the three months ended September 30, 1999, primarily represents interest income and non-refundable licensing fees of $100,000 recognized as income upon the termination of a patent and technology license agreement.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES AND COST OF SALES

     AccuMed's net revenues were $356,000 for the nine months ended September 30, 2000 compared to $11,000 for the nine months ended September 30, 1999. Net revenues for the 2000 period reflect the sale of AcCell(TM) and AcCell-Savant(TM) units and licensing fees and royalties earned on our license agreements with Ampersand, CellMetrix, and Ventana, which were signed in 2000. Net revenues for the 1999 period represent sales of consumables and computer support equipment. Cost of sales represents the cost of products sold.

     OPERATING EXPENSES

     General and administrative expenses decreased by $259,000, or 11.2%, from $2,308,000 in the 1999 period to $2,048,000 in the 2000 period. The decrease in these expenses is a result of reduced corporate level activity due to the sale of the microbiology business, less administrative cost following our 1999 consolidation of AccuMed's operations, and to a lesser extent, the application of qualifying costs to development funds received under our development obligation with Ventana.

     Research and development expenses decreased by $593,000, or 41.2%, from $1,439,000 in 1999 to $845,000 in 2000. The decrease in these expenses is a result of the application of qualifying costs to development funds received under our development obligation with Ventana, and benefits achieved from the consolidation of our research and development activities along with the 1999 consolidation of our operations.

     Sales and marketing expenses were $109,000 for the nine months ended September 30, 2000 compared to $199,000 for the 1999 period. The decrease in these expenses is primarily a result of personnel reductions, reduced spending on consultants, and the application of qualifying costs to development funds received under our development obligation with Ventana.

     INTEREST EXPENSE

     Interest expense for the period ended September 30, 2000 was $23,000 compared to $486,000 for the 1999 period. The decline in interest expense is a result of the repayment in January 1999 of AccuMed's 14.5% secured note payable and 12.0% unsecured convertible notes with proceeds from our sale of the microbiology division. Interest expense for the 1999 period also includes $370,000 from a non-cash write-off of deferred financing costs and debt discounts related to the repayment of these notes.

     OTHER INCOME, NET

     Other income for the nine months ended September 30, 2000 substantially represents interest income and $229,000 of income recorded upon the termination of our patent and technology license agreement with CellMetrix. The amount recognized as income is the remaining balance of deferred licensing fees at the date of termination. Other income for the three months ended September 30, 1999, primarily represents interest income and non-refundable licensing fees of $100,000 recognized as income upon the termination of a patent and technology license agreement.

     DISCONTINUED OPERATIONS

     AccuMed's loss of $158,000 in 1999 from discontinued operations reflects the results of operations of AccuMed's microbiology business before its sale in January 1999. In 1999, we recorded a gain of $8,357,000, net of income taxes of $140,000, on the disposal of the microbiology business.

LIQUIDITY AND CAPITAL RESOURCES

     AccuMed's primary cash requirements are for research and development and general corporate and marketing expenses, including salaries, materials and consulting support, to develop and market AccuMed's cytopathology products and technology. We anticipate that the receipt of funds under our agreement with Ventana, our available cash and marketable securities on hand, and our receipt of an additional $1.7 million upon the signing of a definitive merger agreement with Ampersand will provide the necessary liquidity to finance AccuMed's projected operations and financing obligations through the closing of our potential merger with Ampersand. We expect our merger with Ampersand will be consummated by the end of the 2001 first quarter.

     At September 30, 2000, AccuMed has long-term debt, including the current portion, of $630,000. The long-term debt consists of a Canadian dollar note ($143,000 U.S. dollars), a non-interest bearing repayable contribution of $187,000, and a $300,000 note payable to Ampersand. The Canadian dollar note is due on demand, or in the event not called, principal payments are required at a rate of $25,000 U.S. dollars per month, plus interest at a rate of 6.0% over the Canadian prime rate. The Canadian note is convertible into shares of AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on future sales of product and available funds, as defined.

     Upon signing of the letter of intent to merge with Ampersand, AccuMed received $300,000 from Ampersand in the form of a note payable. The note bears interest at a rate of prime, plus 2.5%, per annum and is payable upon the earlier of (1) the signing of a definitive merger agreement, (2) the termination of the contemplated merger transaction, or (3) December 31, 2000. Upon the signing of a definitive merger agreement, the note will be replaced by a new $2.0 million note, with essentially the same terms, that would be due upon termination of the merger agreement or cancelled upon consummation of the merger and require a first priority lien on all of the assets of AccuMed.

OPERATING ACTIVITIES

     For the nine months ended September 30, 2000 and 1999, AccuMed used $823,000 and $4,069,000, respectively, of cash in operations. The decrease in the use of cash in operations in 2000 compared to 1999 is primarily a result of a decrease in operating expenses of $970,000, the receipt of $1,850,000 under AccuMed's agreements with Ventana, CellMetrix, and Ampersand, and other working capital changes.

INVESTING ACTIVITIES

     Investing activities generated $704,000 in cash for the nine months ended September 30, 2000 compared to $14,400,000 provided by investing activities for the 1999 period. In 2000, AccuMed received $332,000 from the sale of shares it held in Ampersand and collected $400,000 from the repayment by Microsulis of loans made by AccuMed under outstanding notes receivable. In 1999, AccuMed received $14,400,000 in proceeds, net of expenses incurred, from the sale of AccuMed's microbiology business. To date in 2000, we have spent $28,000 on capital expenditures. We do not anticipate material capital expenditures during the remainder of 2000.

FINANCING ACTIVITIES

     AccuMed generated $100,000 of cash from financing activities during the nine months ended September 30, 2000 compared to the use of $8,498,000 in cash during the 1999 period. In 2000, we received $300,000 from the issuance of a note payable by Ampersand upon signing the letter of intent to merge with Ampersand. We used $200,000 in 2000 for the repayment of AccuMed's Canadian dollar note payable. In 1999, we repaid all of our outstanding 14.5% secured notes and 12% unsecured convertible notes with proceeds from the sale of AccuMed's microbiology division.

     AccuMed currently has no commitments with respect to sources of additional financing other than with respect to funds to be received under our agreements with Ventana and Ampersand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     AccuMed holds shares of common stock of Ampersand Medical Corporation, a publicly traded company. As a result, our financial results could be significantly affected by changes in the traded market price of this security. AccuMed has debt instruments that are denominated in Canadian dollars. The interest rate for one of the Canadian dollar denominated debt instruments is variable based on changes in the Canadian prime rate of interest. AccuMed also has a note payable with an interest rate that varies based on the U.S. prime rate of interest. As a result, our financial results could be significantly affected by changes in the exchange rate for Canadian dollars and to changes in the U.S. and Canadian prime rates of interest. Management does not actively employ strategies to minimize AccuMed's risks to these exposures.

     The following table presents information about the shares we hold in Ampersand as of September 30, 2000.


                                               SHARES                FAIR
                                                HELD                 VALUE
                                                ----                 -----
     Ampersand Medical Corporation             63,517              $182,611


     The following tables present information about AccuMed's debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.



                                                                                               FAIR
                                          2000              2001              TOTAL            VALUE
                                          ----              ----              -----            -----
     Foreign currency risk:
       Principal                         $162,550         $167,000          $329,550         $329,550
       Average interest rate                 11.8%               0%
       Exchange rate                       1.5069           1.5069


                                                                                               FAIR
                                          2000              2001              TOTAL            VALUE
                                          ----              ----              -----            -----
     Interest rate risk:
       Principal                         $442,550         $   -             $442,550         $442,550
       Average interest rate                 12.5%


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

                                    PART II.
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed herewith:

          27.1       Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACCUMED INTERNATIONAL, INC.

                                       /s/ PAUL F. LAVALLEE
                                       --------------------------------------
                                       Paul F. Lavallee
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Accounting Officer)


Date:  November 14, 2000

                                Index to Exhibits


      Exhibit No.             Description of Exhibit
      -----------             ----------------------

        27.1                  Financial Data Schedule