Form 10-K405
period 2000-12-31
ACCUMED INTERNATIONAL INC
filed 2001-03-30
CIK 888335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For The Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For The Transition Period From              To           .
                                      ------------    ----------

                         Commission file number 0-20652

                           AccuMed International, Inc.
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                             36-4054899
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

        Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the common stock held by non-affiliates of the registrant on March 21, 2001 at a closing sale price of $0.40625 as reported by the Nasdaq Bulletin Board was approximately $1,811,000. Number of shares of common stock outstanding on March 21, 2001: 5,739,838.

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

        AccuMed and Ventana Medical Systems, Inc. entered into a License and Development Agreement dated March 24, 2000. Under this license agreement Ventana has paid AccuMed an initial license fee, a prepayment on royalties and a partial payment for certain development obligations that AccuMed is performing. AccuMed has granted Ventana license to use AccuMed's core technology, including patents, in the field of surgical pathology, which involves analyzing tissue samples ordered by physicians to be taken from surgical patients to determine the presence or absence of disease. This license agreement has an initial three-year term which will be extended for additional three-year terms unless either party gives the other notice of non-renewal within 180 days prior to the end of the current term.

        On March 29, 2000, AccuMed entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc., whereby AccuMed agreed to license its patents and proprietary information to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a license fee upon signing the agreement. Effective September 1, 2000, AccuMed and CellMetrix mutually agreed to terminate the license agreement. AccuMed is not required to refund any portion of the license fee it received.

        On March 29, 2000, AccuMed entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand Medical Corporation. AccuMed received an up-front license fee upon signing the letter agreement. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed also received a convertible note, which was repaid in December 2000, and shares of Ampersand common stock as an additional advance royalty.

        On December 29, 2000, AccuMed and its subsidiary, Oncometrics, entered into agreements to license their patents and intellectual property to MonoGen, Inc. for certain medical applications. Promissory notes in the aggregate amount of $500,000 were issued to AccuMed and Oncometrics as consideration for the up-front licensing fees due under the agreements.

        On February 7, 2001, AccuMed signed an agreement to merge with Ampersand. Under the terms of the agreement, holders of AccuMed's common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock in exchange for each share of AccuMed common stock. AccuMed's Series A Convertible Preferred Stock will be exchanged for preferred shares of Ampersand that will be convertible into Ampersand common stock. Consummation of the merger is subject to customary closing conditions, including approval by AccuMed's stockholders, and the registration of the Ampersand common stock with the Securities and Exchange Commission. Closing of the merger is expected to occur in the 2nd quarter of 2001.

        On February 7, 2001, AccuMed received a $470,000 advance from Ampersand to be used for working capital purposes. AccuMed issued a note payable of $800,000, which includes $330,000 of previously advanced funds, to Ampersand. On March 1, 2001, AccuMed received an additional advance of $225,000 from Ampersand and issued a corresponding note payable. These notes bear interest at prime, plus 2.5%, and are secured by AccuMed's inventory and a certain customer contract. These notes will be due and payable upon the earliest of May 31, 2001 or the termination of the merger agreement.

        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        AccuMed's operations are in one laboratory market segment:
Cytopathology. Cytopatholgy systems are made up of multiple instruments networked via proprietary software that support the review and analysis of Pap smears and other microscope slide-based cellular preparations.

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

        In addition to research applications, we believe the AcCell-Savant(R) can be adapted for many clinical, commercial laboratory applications. In our attempt to enter the clinical laboratory market, we are pursuing partnerships with other technology and product/service distribution companies. We are exploring arrangements with partners to combine AcCell-Savant(R) and/or AcCell technology with the partner's intellectual property. In these arrangements, we would sell our products for use in combination with the partner's intellectual property and products.

        For example, on March 27, 2000 AccuMed announced that it signed a multi-year agreement with Ventana Medical Systems, Inc. (Nasdaq: VMSI) to provide an Automated Cellular Image Analysis System to assist pathologists in analyzing cancer and infectious diseases. The system will be used to quantitate immunohistochemistry (IHC) and in-situ hybridization (ISH) stained samples. The combination of AccuMed's automated and quantitative imaging systems technology and Ventana's sales and marketing strengths to surgical pathology laboratories, will enable both companies to participate in the potentially attractive market for quantitative IHC and ISH image analysis. Built from AccuMed's core technology and products, Ventana expects to launch the sale of its first IHC products built upon custom-modified AcCell automated imaging platforms and imaging software in late 2001. That product will aid pathologists who evaluate breast cancer specimens, including the use of Ventana's stain for measuring Her-2/neu receptor overexpression. Physicians order tests to measure Her-2/neu receptor levels in tissue samples from cancer patients to decide whether breast cancer patients with metastatic disease will respond to Genentech's anti-cancer drug, Herceptin(R).

        Furthermore, AccuMed's automated and quantitative imaging instruments, software, systems, and supplies are not only well suited for tests on tissue samples from patients with cancer, but they are also ideal analytical instrument platforms for numerous clinical applications in early disease detection and medical follow-up.

        Society is at the forefront of significant changes in disease management. Molecular diagnostics and quantitative analyses of molecular profiles resulting from gene expression will be used to optimize therapeutic choices that ultimately improve patient outcomes. AccuMed's instrument and system platforms are well-suited for numerous emerging tests for a wide variety of diseases including cancer (e.g., breast, prostate, colon, lung, bladder, lymphoma, and leukemia).

        We need FDA clearance to market the AcCell-Savant in the United States for clinical as opposed to research uses. At present, we have no plans to pursue an FDA clearance.

        AccuMed has generated limited revenues from the sale of our products to our original target market, clinical laboratories that examine or diagnose medical specimens including Pap smears. Currently, we do not actively market the AcCell as a stand-alone product, but we do continue to ship AcCell units when we receive orders.

        We believe that AccuMed is the only company within the computer-aided cytology screening cytodiagnostic market with a modular, expandable product, (our AcCell) that allows customers to upgrade to more fully automated versions and with a product line that support both gynecological and non-gynecological specimen analysis using both conventional Pap smears as well as liquid-based preparations.

MARKETS AND PRODUCTS

        AccuMed is a medical device company developing proprietary diagnostic instruments for applications in early disease prevention, detection, diagnosis, prognosis, optimized selection of therapeutic regimens and agents, and therapeutic monitoring. Quantitative and automated microscopy is a powerful research tool, which applies complex computer algorithms to measurements of nuclei, cells, and tissues on a microscopy slide to derive medically significant information. AccuMed markets its computer-aided, automated, and quantitative microscopy workstations and systems, including analytical cytology and histology instruments and supplies, through joint ventures, technology licensing agreements, and research and development contracts.

        As one of AccuMed's laboratory partners stated, "Through its systems, AccuMed is not only providing products, but it is redefining the process of making a diagnosis." AccuMed is expanding its intellectual property portfolio and applying its proprietary technologies to the development of cost-effective, accurate, sensitive, easy-to-use, and innovative products that improve patient outcomes and healthcare provider performance.

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

        - Quality control and assurance for cytology/histology quality monitoring and reporting

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

        The product development strategy employed at AccuMed is a layered approach. The underlying support for the product line is the AcCell computer-aided microscope, which is primarily a quality assurance device utilizing robotic and medical informatic technologies. The TracCell(TM) layer above the AcCell provides productivity enhancements by electronically mapping slides to identify the fields-of-view with the well stained and well preserved cells for human review. The AcCell-Savant layer immediately above the TracCell layer adds quantitative microscopy that facilitates systems that measure and report the content and distribution of DNA and other cellular constituents in biosamples. Probes analyzers are yet an additional layer of technology that introduce the capability of quantitatively determining the presence of genetics markers and probes in cellular and histological samples. Finally, the top layer of the technological pyramid anticipates the integration of all of these technologies with a medical informatics system to furnish complete assays from specimen processing through medical results reporting.

        The AcCell, TracCell and AcCell-Savant are AccuMed's original product lines (Series 2000) in computer-aided microscopy, slide mapping systems, and quantitative microscopy systems.

        COMPUTER-AIDED MICROSCOPY: ACCELL CYTOPATHOLOGY WORKSTATIONS

        Clinical cytology laboratories, using technologists and cytopathologists to prepare, screen and diagnose specimens are facing cost-containment pressures and a need to improve quality simultaneously. These requirements are increasing the demands on laboratories and their highly skilled cytologists to both increase throughput (i.e., laborsaving products that reduce cost and increase margin per test) and decrease their false negative rate (i.e., minimize liability exposure). The AcCell workstations were developed to enable cytologists to do what they do best -- interpret cytological findings -- and to speed the tedious non-interpretative functions while concurrently providing improved quality control, assurance and reporting functions during the screening and diagnostic process.

        The AcCell product line is a comprehensive family of integrated, expandable and technologically advanced products consisting of proprietary workstations that provide bar-coding for automated specimen identification, robotic slide loading to increase throughput and accuracy, support to ensure that 100% of a slide's sample deposition area is imaged during screening, electronic marking of cells and other objects-of-interest for rapid and reproducible automated relocation of selected cells of interest by pathologists during review sessions, accurate positional information that is continuously available, automated and high-accuracy physical dotting of slides, a data management system (DMS; typically interfaced to a Laboratory Information Systems
(LIS)) that speeds and aids pathologists in diagnostic review sessions, automated report generation for specimen and laboratory management, and compatibility with both conventionally prepared Pap smears and liquid-based preparations. The DMS supports both gynecological and other sample processing and analysis. The primary benefits derived from the use of AcCell workstations are cost and time-savings, improved process control and quality, proactive risk management, and reported increases in the detection of abnormal cases.

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

        ELECTRONIC IMAGING SYSTEMS: TRACCELL SLIDE MAPPING

        Another technology developed by AccuMed is computerized slide mapping. This technology, implemented in the TracCell Slide Mapping System, has been FDA-cleared for use with conventional Pap smears as well as with Cytyc ThinPrep(R) liquid-based preparations. The TracCell stand-alone slide preprocessor produces electronic "maps" of slide-based cytological samples. These maps were designed to save slide-screening time and associated labor costs. The basic principle of TracCell slide mapping is that cytologists do not need to screen or review microscope fields-of-view that do not contain any adequately stained, well-preserved diagnostic cells. By processing slides with a TracCell before the cytologist screens the slides at an AcCell review station, the cytologist can save time by being automatically routed past these "empty" fields-of-view. This productivity enhancement technology is also adaptable to the processing and review of tissue sections on microscope slides. An indirect benefit of the TracCell tool is that screeners can spend more time analyzing difficult-to-interpret cells or regions-of-interest without sacrificing overall productivity. The TracCell Slide Mapping System, by definition, includes an AcCell review station. AccuMed would entertain a licensee for the AcCell and TracCell products for use in the automation of conventional cytology diagnostic laboratories. Also, AccuMed is utilizing these products and technologies in more advanced clinical applications (e.g., quantitative immunohistochemistry and in-situ hybridization systems already licensed to Ventana Medical Systems, Inc.).

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

        More specifically, AccuMed's Malignancy Associated Changes (MAC) methods and instruments are one of AccuMed's powerful sets of automated cytophotometry tools facilitating the cytological detection and diagnosis of cancer at early, more curable stages of development. The lead research product at AccuMed, known as the AcCell-Savant, is a high-resolution image cytometer and is currently available as a research instrument -- the AcCell-Savant/research (ACS/r). This analytical instrument incorporates an AcCell computer-aided microscope with the Savant system of stains, protocols, as well as proprietary imaging hardware and analytical software. The ACSr is a fully automated, high-resolution, absorbance microscopy-based cytometer that processes Thionin-Feulgen-stained cytology preparations and presents analytical results regarding the cellular DNA content of processed samples. This quantitative microscopy system includes an AcCell equipped with electronic-imaging for the evaluation of cytology samples prepared with proprietary nuclear DNA stains. Applications of this technology include measurement of cellular DNA content, chromatin distribution patterns, and nuclear areas for detection of early cancer and other diseases.

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

        SYSTEM 3000

        The next generation System 3000 products are being developed to enhance product features and benefits, and to increase market acceptance in diverse clinical applications. These products are comprised of the AcCell 3000 Review Station, the AccuTech and the Cognetix Analyzer.


        (a) ACCELL 3000 REVIEW STATION

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

        - Coupled to an analyzer

        - Enables "PreView" of images of abnormal cells received from Analyzer

        - AccuTech inside (i.e., "Savant powered")

        (b) ACCUTECH

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

        - Power objective changer with full three-dimensional and illumination compensation

        - Integral rotating filter mechanism for high-speed multi-spectral sensing

        - Rigid and fixed camera mounting system

        - Automatic re-calibration system to ensure slide-by-slide data quality


        (c) COGNETIX ANALYZER

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

        - Built-in quality control and assurance

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


        AccuMed develops its patent portfolio to establish value for its investors in areas of its core technologies, such as computer-aided microscopy. Furthermore, AccuMed pursues patent protection in disabling and competitive technologies if inventions occur which can protect key markets for AccuMed. Patents, trade secrets, and copyrights are used by AccuMed to protect its proprietary technology.

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

        Quandrant II customers are research and development scientists and clinicians who execute a commercialization agreement with AccuMed. Quadrant II creates an opportunity for a product pipeline for AccuMed through a virtual R&D organization that frees AccuMed from the direct expense of funding R&D for new applications development. This extramural R&D program is designed for leading researchers actively developing new clinical applications with commercial potential. These physicians, scientists and engineers are conducting funded research using cytometry and histometry at teaching hospitals, universities and research institutes. Benefits to participating researchers include:

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

        - Potential to participate in new product beta-tests and clinical trials

        - Participation in joint development projects

        - Expedited commercialization of new clinical assays

        - Support for patents and other intellectual property protection

        To date this AccuMed program has sites in Japan and Australia selecting AccuMed as their sole source for the commercialization of clinical tests involving cytology, histology, cytometry and histometry.

        Quadrant III customers are the primary business opportunity for AccuMed. This is the area in which AccuMed believes that significant and multiple business opportunities exist today, and that these opportunities are reliant upon the core existing technologies of AccuMed. The R&D and analytical instrument sales agreement with Ventana Medical Systems, as well as the agreement with Dianon Systems announced in December of 2000 to provide DNA measurement systems, are excellent examples of Quadrant III opportunities. Typically, with Quadrant III customers, AccuMed seeks a combination of (a) license fees, (b) R&D contracts, (c) use-based royalty stream, (d) product supply contracts, and (e) equity participating in the licensee's business.

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

        AccuMed's cytopathology products will face competition from companies that have developed or may be developing competing or alternative systems. AccuMed's competitors possess substantially greater financial, marketing, sales, distribution and technical resources than AccuMed, and more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.

OPERATIONS

        AccuMed assembles and tests its cytopathology products at its Chicago facility. Currently, AccuMed is not manufacturing product, though it assembles and tests manufactured subassemblies. AccuMed anticipates future AcCell(TM) production will be done on a contract basis based on customer orders.

GOVERNMENTAL REGULATION

        AccuMed's products and manufacturing processes are regulated by state and federal authorities, including the FDA and comparable authorities in certain states and other countries.

        The Federal Food, Drug and Cosmetic Act (the "FDA Act") regulations provide that some of AccuMed's products may not be shipped in interstate commerce without prior authorization from the FDA. Such authorization is based on a review by the FDA of the product's safety and efficacy as indicated for its intended uses. Medical devices may be authorized by the FDA for marketing in the United States either pursuant to a 510(k) Pre-market Notification or a Pre-marketing Approval ("PMA"). The process of obtaining FDA marketing clearance and other applicable regulatory authorities may be costly. Some FDA 510(k) Notification applications and PMA's require preliminary internal studies, field studies and/or clinical trials in addition to an FDA submission to attain market clearance (the 510(k) process or market approval (the PMA process)).

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

        Marketing in the United States of some of AccuMed's products under development may require additional FDA clearances. The FDA Act and other statutes and regulations, including various state statutes and regulations, govern the marketing, advertising and promotion of AccuMed's products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

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

        AccuMed has secured "CE" mark for the AcCell(TM) 2000 series and will seek the mark for its proposed products. The CE mark is recognized by countries that are members of the European Free Trade Association and will be required to be affixed to all medical devices sold in the European Union.

RAW MATERIALS AND COMPONENTS

        Certain key components and raw materials used in assembling AccuMed's products are currently available through single-source vendors. Although AccuMed believes that alternative sources for such components and raw materials are available, any supply interruption in a single-sourced component or raw material would have a material adverse effect on AccuMed's ability to manufacture products until a new source of supply were qualified.

RESEARCH AND DEVELOPMENT

        AccuMed's research and development efforts are focused on enhancing its existing products to address unmet needs within the diagnostic cytopathology market. During the fiscal years ended December 31, 2000, 1999, and 1998 expenditures for research and development were approximately $1,100,000, $1,900,000, and $2,600,000 respectively.

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

INTELLECTUAL PROPERTY

        AccuMed relies on a combination of patents, licensing arrangements, trade names, trademarks, copyrights, trade secrets, know-how and proprietary technology as well as policies and procedures for maintaining the secrecy of trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. AccuMed has twenty-seven issued patents, three allowed patents, and forty pending patents in related technologies. AccuMed is also developing products (e.g., AcCell-Savant) that rely upon or utilizes the intellectual property of its wholly--owned subsidiary, Oncometrics. Oncometrics has five issued patents, two allowed patents, and twelve pending patents in related technologies.

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

        AccuMed owns trademark applications for "SpeciFind", "TracCell", "MacCell", "AcCell-Savant", "Improving Cytology Processes", and is currently preparing and may file additional U.S. and foreign trademark applications in the future.

        EMPLOYEES

        As of March 21, 2001, AccuMed employed 4 full-time employees. None of AccuMed's employees are represented by a labor union. AccuMed considers its relations with its employees to be good.

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

        AccuMed's Internet website is "http://www.accumed.com".

ITEM 2. PROPERTY

        AccuMed currently leases a 10,062 square foot facility at 920 North Franklin Street, Chicago, Illinois, pursuant to a lease expiring September 30, 2004. We have initiated a search to retain a real estate company to assist us in subleasing unneeded excess space.

ITEM 3. LEGAL PROCEEDINGS

        Except as described below, AccuMed is not currently a party to any material litigation and is not aware of any pending or threatened litigation against AccuMed that could have a material adverse effect upon AccuMed's business, operating results or financial condition.

        In June 1997, Merrill Corporation filed a complaint against AccuMed in the Circuit Court of Cook County, Illinois. The complaint alleges that AccuMed entered into a contract for printing services and has failed to pay for the services rendered. AccuMed alleges that the invoices submitted to it are inaccurate and excessive, and that Merrill did not perform all of the services for which it has purported to charge AccuMed. Merrill is seeking an award of $430,033, plus interest, attorneys' fees and costs.

        Discovery has been completed, and a trial has been set for July 16, 2001. AccuMed intends to defend the claims vigorously unless an acceptable settlement can be reached. However, if Merrill prevails in the litigation and is awarded the full amount it is seeking, the judgement would have a material adverse effect on AccuMed's financial condition and cash flows.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our common stock is quoted on the Nasdaq Bulletin Board under the symbol "ACMI.OB". The table below sets forth, for the periods indicated, the range of high and low sales prices for the common stock during the periods specified.

1999 FISCAL YEAR                    High           Low
                                    ----           ---
        First Quarter               1.91           0.59
        Second Quarter              1.31           0.72
        Third Quarter               1.22           0.47
        Fourth Quarter              4.00           0.56

2000 FISCAL YEAR                    High           Low
                                    ----           ---
        First Quarter               3.69           1.31
        Second Quarter              2.34           0.63
        Third Quarter               0.97           0.50
        Fourth Quarter              0.72           0.03

        As of March 21, 2001, AccuMed had approximately 203 record holders of common stock. As of March 21, 2001, AccuMed estimates that there are approximately 4,127 beneficial holders of common stock, based on results of a broker search conducted in April 2000.

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

                                                FISCAL YEARS ENDED DECEMBER 31,
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               ------------------------------------------------------------------
                                 2000         1999           1998           1997           1996
                               -------       -------       --------       --------       --------
INCOME STATEMENT DATA:

Net revenues                   $   477       $   136       $    327       $  1,001       $  1,412

Cost of sales                      122         1,146            856          1,557          1,394

Operating loss                  (3,654)       (6,446)        (9,796)       (15,800)       (13,387)

Interest expense                    39           501          1,411          3,569            458
Loss from continuing
  operations before             (3,098)       (6,803)       (10,360)       (18,858)       (10,904)
  income taxes

Income taxes                        --            --             --             --             --

Loss from continuing            (3,098)       (6,803)       (10,360)       (18,858)       (10,904)
  operations
Income (loss) from
  discontinued                      --         8,199          3,351          1,939           (670)
  operations

Net (loss) income               (3,098)        1,396         (8,176)       (16,919)       (11,574)

PER SHARE DATA:
Basic loss from
  continuing operations        ($ 0.55)      ($ 1.24)      ($  2.04)      ($  5.13)      ($  3.85)
Income (loss) from
  discontinued operations           --          1.49           0.66           0.53          (0.24)

Extraordinary loss                  --            --          (0.23)            --             --

Basic net (loss) income        ($ 0.55)      $  0.25       ($  1.61)      ($  4.60)      ($  4.09)
Weighted average shares
  outstanding (000's)            5,653         5,491          5,080          3,675          2,829

BALANCE SHEET DATA:

Working capital (deficit)      ($  812)      $    39       ($ 1,393)      ($ 1,600)      $  2,150


Total assets                     6,051         7,222         13,448         16,085         13,444

Long-term debt                      --           167          5,782         11,455            231

Stockholders' equity             2,384         5,668          4,223            733         10,136

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        AccuMed markets and develops cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. Our integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while significantly improving disease detection. AccuMed currently is developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer.

        During 1998, AccuMed received stockholder approval to sell its microbiology business. Accordingly, the results of the microbiology business are reported as a discontinued operation in the accompanying financial statements. On January 29, 1999, AccuMed closed the sale of the microbiology business for net proceeds of $14,400,000.

        The following management discussion and analysis of financial condition and results of operations relate only to the cytopathology business, AccuMed's only business line. Also, AccuMed is committed to a research and development program. Accordingly, AccuMed expects to incur additional operating losses over at least the next 12 months due to corporate overhead and development.

OVERVIEW

        On February 7, 2001, AccuMed signed an agreement to merge with Ampersand Medical Corporation. Under the terms of the agreement, holders of AccuMed's common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock in exchange for each share of AccuMed common stock. Each share of AccuMed's Series A Convertible Preferred Stock will be exchanged for one share of preferred stock of Ampersand that will be convertible into Ampersand common stock. Consummation of the merger is subject to customary closing conditions, including the approval of AccuMed's stockholders, and the registration of the Ampersand common stock with the Securities and Exchange Commission. Closing of the merger is expected to occur in the second quarter of 2001.

        On February 7, 2001, AccuMed received a $470,000 advance from Ampersand to be used for working capital purposes. AccuMed issued a note payable of $800,000, which includes $330,000 of previously advanced funds, to Ampersand. On March 1, 2001, AccuMed received an additional advance of $225,000 from Ampersand and issued a corresponding note payable. These notes bear interest at prime plus 2.5%, and are secured by AccuMed's inventory and a certain customer contract.

        On December 29, 2000, AccuMed and its subsidiary, Oncometrics, entered into agreements to license their patents and intellectual property to MonoGen, Inc. ("MonoGen") for certain medical applications. Promissory notes were issued to AccuMed and Oncometrics as consideration for the up-front license fees due under the agreements.

        On March 29, 2000, AccuMed entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand. AccuMed received an up-front license fee upon signing the letter agreement. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed also received a convertible note, which was repaid in December 2000, and shares of Ampersand common stock as an additional advance royalty.

        On March 29, 2000, AccuMed entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc., whereby AccuMed agreed to license its patents and proprietary information to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a license fee upon signing of the agreement. Effective September 1, 2000, AccuMed and CellMetrix mutually agreed to terminate the license agreement. AccuMed is not required to refund any portion of the license fee it received.

        On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc., whereby AccuMed agreed to license its patents and proprietary information to Ventana for certain medical applications. Under the terms of the agreement, AccuMed received an up-front licensing fee, advance royalty payment, and development funds. Additional funds are required to be paid by Ventana to AccuMed during 2001 for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

        REVENUES AND COST OF SALES

        AccuMed's net revenues were $477,000 for the year ended December 31, 2000 compared to $136,000 for the year ended December 31, 1999. Net revenues for the 2000 period reflect the sale of AcCell(TM) and AcCell-Savant(TM) units and licensing fees and royalties earned on our license agreements with Ampersand, CellMetrix, and Ventana, which were signed in 2000. Net revenues for the 1999 period represent the sale of one AcCell-Savant unit and sales of consumables and computer support equipment. Cost of sales represents the cost of products sold. Cost of sales for 1999 includes a non-cash charge of $1,106,000 to write-down inventories to net realizable value.

        OPERATING EXPENSES

        General and administrative expenses decreased by $414,000, or 13.2%, from $3,147,000 in the 1999 period to $2,733,000 in the 2000 period. The decrease in these expenses is a result of reduced corporate level activity due to the sale of the microbiology business and our efforts to reduce expenditures, less administrative cost following our 1999 consolidation of AccuMed's operations, and the application of qualifying costs to development funds received under our development obligation with Ventana.

        Research and development expenses decreased by $727,000, or 38.9%, from $1,870,000 in 1999 to $1,143,000 in 2000. The decrease in these expenses is a result of the application of qualifying costs to development funds received under our development obligation with Ventana, and benefits achieved from the consolidation of our research and development activities along with the 1999 consolidation of our operations.

        Sales and marketing expenses were $133,000 for the year ended December 31, 2000 compared to $282,000 for the 1999 period. The decrease in these expenses is primarily a result of personnel reductions, reduced spending on consultants, and the application of qualifying costs to development funds received under our development obligation with Ventana.

        For the year ended December 31, 1999, an asset impairment loss of $137,000 was recorded for the write-down of certain leasehold improvements. The impairment loss is a result of our consolidation of facilities and re-negotiation of facility leasing arrangements in February 2000.

        OTHER INCOME AND EXPENSE

        Interest expense for the year ended December 31, 2000 was $39,000 compared to $501,000 for the 1999 period. The decline in interest expense is a result of the repayment in January 1999 of AccuMed's 14.5% secured note payable and 12.0% unsecured convertible notes with proceeds from our sale of the microbiology division. Interest expense for the 1999 period also includes $370,000 from a non-cash write-off of deferred financing costs and debt discounts related to the repayment of these notes.

        During 2000, we sold a total of 85,776 of the common shares we hold in Ampersand on the open market for proceeds of $331,574. A realized gain on the sale of these shares of $331,574 was recorded in 2000.

        Other income for the year ended December 31, 2000 substantially represents interest income and $229,000 of income recorded upon the termination of our patent and technology license agreement with CellMetrix. The amount recognized as income is the remaining balance of deferred licensing fees at the date of termination. Other income for the year ended December 31, 1999, primarily represents interest income and non-refundable licensing fees of $100,000 recognized as income upon the termination of a patent and technology license agreement.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

        REVENUES AND COST OF SALES

        AccuMed's net revenues were $136,000 for the year ended December 31, 1999 compared to $327,000 for the year ended December 31, 1998, a decrease of $191,000. The decrease in sales reflects a decline in the number of units of AccuMed's AcCell(TM) products sold. Cost of sales for the year ended December 31, 1999 includes a fourth quarter non-cash charge of $1,106,000 to write-down inventories to net realizable value. In October 1998, we ceased our manufacturing operations to eliminate the associated indirect overhead costs. Cost of sales for the year ended December 31, 1998 also includes non-capitalizable overhead costs and costs associated with suspending the manufacturing operations.

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

        Research and development expenses decreased by $700,000, or 27.2%, from $2,570,000 in 1998 to $1,870,000 in 1999. The decrease in these expenses reflects a reduction in personnel and research activity levels. Expenses in 1998 include costs associated with the AcCell 2000 and TracCell slide mapping systems, which were completed in August 1998.

        Sales and marketing expenses decreased by $1,107,000, or 80.0%, from $1,389,000 in 1998 to $282,000 in 1999. This decrease is a result of a reduction in our marketing personnel beginning in October 1998.

        OTHER INCOME AND EXPENSE

        Interest expense for the year ended December 31, 1999 was $501,000 compared to $1,411,000 for 1998. The decline in interest expense is a result of the repayment in January 1999 of AccuMed's 14.5% secured note payable and our 12.0% unsecured convertible notes with proceeds received from our sale of the microbiology division and the conversion in 1998 of convertible notes into Series A convertible preferred stock. Interest expense in 1999 also includes $370,000 from a non-cash write-off of deferred financing costs and debt discounts related to the repayment of these notes.

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

LIQUIDITY AND CAPITAL RESOURCES

        AccuMed has incurred, and continues to incur, losses from operations and has a working capital deficiency. For the years ended December 31, 2000, 1999, and 1998, AccuMed incurred net losses from continuing operations of $3,098,000, $6,803,000, and $10,360,000, respectively. At December 31, 2000, AccuMed has a working capital deficiency of $812,000, and its available resources are not presently sufficient to fund its expected cash requirements through the end of 2001. These conditions raise substantial doubt about AccuMed's ability to continue as a going concern.

        In 2000 and early 2001, management of AccuMed implemented strategies to reduce losses from operations and cash used in operating activities. These strategies have included a reduction in personnel, curtailment of certain research and development efforts, and cutting of discretionary expenditures. As a result of the signing of the merger agreement with Ampersand, AccuMed has received in 2001 an aggregate of $695,000 in advances from Ampersand to be used for working capital purposes. The merger agreement requires additional advances of $225,000 per month from Ampersand in April and May 2001. The Ampersand advances will be dissolved upon the consummation of the merger or will be due and payable upon the earliest of May 31, 2001 or the termination of the merger agreement. The due date for repayment of these advances may be extended upon mutual agreement of AccuMed and Ampersand. Through February 28, 2001, AccuMed has collected $300,000 on $500,000 of notes due from MonoGen, Inc. as of December 31, 2000. The remaining amount of $200,000 due from MonoGen is payable on March 31, 2001. Development milestone payments in the aggregate amount of $400,000 are scheduled to be received in 2001 from Ventana under AccuMed's license and development agreement with Ventana. In addition, AccuMed expects to begin shipping licensed product to Ventana beginning in the fourth quarter of 2001.

        Management expects the merger agreement with Ampersand to be consummated in the second quarter of 2001. If AccuMed is not able to consummate the merger agreement with Ampersand, or if MonoGen or Ventana are not able to meet their payment obligations to AccuMed, or the development timetable with Ventana is not met or is substantially delayed, AccuMed would be required to pursue other strategies to maintain its liquidity. These strategies would include substantially curtailing its development and marketing efforts, liquidating its inventories and technology portfolio or ceasing operations. This would materially and adversely affect AccuMed's business, financial condition, results of operations, and cash flows.

        At December 31, 2000, AccuMed has current debt of $668,000. The debt consists of a Canadian dollar note of $151,000 ($218,000 in Canadian dollars), a non-interest bearing repayable contribution of $187,000, and a $330,000 note payable to Ampersand. The Canadian dollar note is due on demand, or in the event not called, principal payments are required at a rate of $25,000 U.S. dollars per month, plus interest at a rate of 6.0% over the Canadian prime rate. The Canadian dollar note is convertible into shares of AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on future sales of product and available funds, as defined. AccuMed is currently past due in making certain of its payment obligations under this program. As a result, AccuMed's repayment obligation is callable. The Ampersand note bore interest at a rate of prime, plus 2.5%, and was converted into a new $800,000 note upon the signing of the merger agreement with Ampersand on February 7, 2001. The Ampersand note is due and payable upon the earliest of May 31, 2001 or the termination of the merger agreement. The due date of the note may be extended upon mutual agreement of the parties.

        OPERATING ACTIVITIES

        Cash used in operating activities decreased to $1,117,000 in 2000 from $5,273,000 in 1999 and $10,418,000 in 1998. The decrease in the use of cash in operations in 2000 compared to 1999 is primarily a result of a decrease in operating expenses, exclusive of non-cash charges of $740,000, the receipt of $2,000,000 under AccuMed's agreements with Ventana, CellMetrix, and Ampersand, and other working capital changes. The decrease in cash used in 1999 compared to 1998 primarily reflects AccuMed's reduced operating costs. The 1999 period also reflects over $1,000,000 of cash used to reduce extended vendor payment terms carried over from the third and fourth quarters of 1998.

        INVESTING ACTIVITIES

        For the year ended December 31, 2000, investing activities generated $804,000 in cash compared to $13,976,000 generated in 1999 and the use of $500,000 in cash in 1998. In 2000, AccuMed received $332,000 from the sale of shares it held in Ampersand and collected $500,000 from outstanding notes receivable. In 1999, AccuMed received $14,400,000 in proceeds, net of expenses incurred, from the sale of AccuMed's microbiology business. In 1998 we used $343,000 to acquire the remaining stock of our Oncometrics subsidiary. Capital expenditures in 2000, 1999, and 1998 were $28,000, $24,000 and $157,000, respectively. We do not anticipate material capital expenditures during 2001.

        FINANCING ACTIVITIES

        For the year ended December 31, 2000, AccuMed generated $120,000 from financing activities compared to the use of $8,498,000 in cash in 1999 and the generation of $4,943,000 in 1998. In 2000, we received $330,000 from the issuance of notes payable to Ampersand, and we used $210,000 for the pay down of AccuMed's Canadian dollar note payable. In 1999, we repaid all of our outstanding 14.5% secured notes and 12% unsecured convertible notes with proceeds from the sale of AccuMed's microbiology division. In 1998, AccuMed received $4,852,000 in net proceeds from a private placement of its common stock and warrants to purchase common stock.

        AccuMed currently has no commitments with respect to sources of additional financing other than with respect to funds to be received under our agreements with Ampersand, MonoGen, and Ventana.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The following table presents information about the shares we hold in Ampersand as of December 31, 2000.

                                                SHARES                FAIR
                                                 HELD                 VALUE
                                                -------             --------
    Ampersand Medical Corporation               192,088             $195,085

        The following tables present information about AccuMed's debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.

                                                                                 FAIR
                                      2001          2002           TOTAL         VALUE
                                    --------        ----          --------      --------
    Foreign currency risk:
      Principal                     $338,288          --          $338,288      $338,288
      Average interest rate          11.3%            --
      Exchange rate                 1.4995            --

                                      2001          2002           TOTAL         VALUE
                                    --------        ----         --------      --------
    Interest rate risk:
      Principal                     $481,288          --         $481,288      $481,288
      Average interest rate          12.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are filed with this report as pages F-1 through F-18 following the signature page:

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity and Comprehensive
                 Income (Loss)
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The sole executive officer and directors of AccuMed and their ages are as follows:

                NAME                      AGE                         POSITION
                ----                      ---                         --------
Paul F. Lavallee...................       61       Chairman of the Board and Chief Executive Officer
Mark Banister......................       38       Director
Jack H. Halperin, Esq..............       55       Director
Robert L. Priddy...................       55       Director
Leonard M. Schiller, Esq...........       60       Director

        Set forth below is certain information regarding the business experience of the directors and executive officers of AccuMed.

DIRECTORS

        PAUL F. LAVALLEE. Mr. Lavallee has been a member of the board of directors since December 1995 and has been Chairman of the Board and Chief Executive Officer of AccuMed since January 30, 1998. From January 30, 1998 through March 2, 2000, he also served as President. Since 1995, he has been Chairman of the Board of Biorthex, Inc., a venture capital backed start-up firm specializing in surgical and non-surgical orthopedics located in Montreal. From January 1996 until January 1997, Mr. Lavallee served as a consultant to Sigmedics, Inc., a biomedical company. From 1989 until December 1995, Mr. Lavallee served as Chairman, President and Chief Executive Officer of Sigmedics, Inc. Mr. Lavallee has a Bachelor of Science degree in Biology from Bates College and a Masters in Business Administration from the University of Chicago.

        MARK BANISTER. Mr. Banister has been a director of AccuMed since April 1, 1998. Since January 1993, Mr. Banister has been an independent management consultant and investment advisor specializing in identifying investment opportunities in the smaller and medium company sector and assisting such companies with their development. Mr. Banister previously held senior positions at Bisgood Bishop Ltd. and Morgan Stanley International in London, England.

        JACK H. HALPERIN, ESQ. Mr. Halperin has been a director of AccuMed since June 1991 and served as Chairman of the board of directors from April 1995 through December 29, 1995. He also served as Secretary of AccuMed from August until December 1996 and from February 2000 to the present. Mr. Halperin is a corporate attorney with expertise in venture capital financing and has been practicing law independently since 1987. Mr. Halperin has a B.A. degree in English from Columbia University and a law degree from New York University School of Law. Mr. Halperin is also a member of the boards of directors of I-Flow Corporation, Memry Corporation, and Nocopi Technologies, Inc.

        ROBERT L. PRIDDY. Mr. Priddy has been a director of AccuMed since May 1997. Mr. Priddy has been Chairman of the Board and Chief Executive Officer of ValuJet, Inc., since its inception in October 1995. He was one of the founding partners of ValuJet Airlines, a wholly owned subsidiary of ValuJet, Inc., and served as Chairman of its board and its Chief Executive Officer from July 1992 until November 1996. From July 1991 until January 1993, Mr Priddy served as President of Florida Gulf Airlines. From January 1988 to November 1991, he served as President and Chief Executive Officer of Air Midwest, Inc., for which he also served as a director from November 1987 to November 1991. From 1979 to 1987, Mr. Priddy served as Vice President and Chief Financial Officer of Atlantic Southeast Airlines, Inc., which he also served as a director from 1981 to 1987. Mr. Priddy has a B.A. degree in economics from Tulane University. Mr. Priddy is also a member of the board of directors of Datalink, Inc., Commonwealth Associates and AirTran Holdings, Inc.

        LEONARD M. SCHILLER, ESQ. Mr. Schiller has been a director of AccuMed since April 1995. Mr. Schiller is a partner in the law firm of Schiller, Klein & McElroy, P.C. He has also been President of The Dearborn Group, a residential property management and real estate company involved in the ownership of residential properties throughout the Midwest. Mr. Schiller serves on the board of directors of Milestone Scientific, Inc., which develops dental equipment and disposable products for use by health care providers. Mr. Schiller served as a director of iMall, Inc. prior to its acquisition by Excite@Home. Mr. Schiller also serves as a consultant to several private and public companies.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

        AccuMed's board of directors held 5 meetings during the 2000 fiscal year. Each director attended a minimum of 75% of the aggregate of such meetings and the meetings held by each committee, if any, of the board of directors on which such director served during the last fiscal year.

        AccuMed has an Executive Committee, an Audit Committee and a Compensation Committee. Each of these committees is responsible to the full board of directors, and its activities are therefore subject to approval of the board of directors. The board of directors does not have a nominating or similar committee. The functions performed by the Audit Committee and the Compensation Committee and their membership are summarized below.

        The Audit Committee is responsible for reviewing AccuMed's internal accounting controls, meeting and conferring with AccuMed's certified public accountants, and reviewing the results of the accountants' auditing engagement. During fiscal year 2000, the Audit Committee held one meeting. The Audit Committee consists of Messrs. Halperin (Chairman), Banister, Priddy and Schiller.

        The Compensation Committee of the board of directors is comprised entirely of "disinterested" directors within the meaning of Rule16b-3 under the Securities Exchange Act of 1934. The Compensation Committee determines base compensation and discretionary cash bonuses for AccuMed's senior executives, if not determined by the full board of directors. These determinations are subject to the approval or ratification of the full board of directors. The Compensation Committee also determines the number and terms of stock options to be granted to employees, directors (other than pursuant to the Board of Directors Compensation Plan described below), and consultants of AccuMed under AccuMed' stock option plans, unless previously determined by the full board of directors. During fiscal year 2000, the Compensation Committee held one meeting. The Compensation Committee consists of Messrs. Schiller (Chairman), Banister, Halperin and Priddy.

DIRECTOR COMPENSATION

        Pursuant to the Board of Directors Compensation Plan as amended, each non-employee director is entitled to the following compensation for services as a director: (1) an immediately exercisable, five-year, nonqualified stock option to purchase 3,334 shares of common stock to be granted upon election to the board of directors, and (2) an immediately exercisable, nonqualified stock option to purchase 3,334 shares of common stock to be granted upon reelection of a non-employee director to serve an additional year on the board of directors. Such options are to be granted under AccuMed's stock option plans. The exercise price per share shall be the fair market value of a share of common stock on the date of grant. Directors are reimbursed for reasonable expenses incurred in attending meetings of the board of directors and committees thereof.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based upon a review of AccuMed's records, AccuMed believes that each report disclosing beneficial ownership of securities of AccuMed pursuant to
Section 16(a) of the Securities Exchange Act required to be filed by the executive officers and directors of AccuMed during the fiscal year ended December 31, 2000 and prior fiscal years were timely filed except as follows. Each of Messrs. Banister, Halperin, Priddy and Schiller filed a late Form 4 disclosing stock options granted in May 1999. Each of Messrs. Lavallee and Pressman filed late Forms 4 disclosing stock options granted in March 1999 and March 2000.

ITEM 11. EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        COMPENSATION COMMITTEE: The Compensation Committee of AccuMed's board of directors is composed entirely of outside directors. The committee is responsible for setting and adjusting the base salaries of all corporate officers, establishing cash incentive programs for officers, and the awarding of stock option grants to officers and all other employees. The committee is also responsible for the review and approval of any employment related contracts.

        COMPENSATION PHILOSOPHY: It is the goal of AccuMed to attract and retain a strong executive management team. The committee believes that there should be a link between the performance of AccuMed, from both financial and stockholder value standpoints, and executive compensation. Accordingly, base salaries are set to conformity with compensation market requirements for comparable sized companies, taking into account levels of responsibility and office location. However, short-term cash incentive compensation and long-term stock option incentive awards, are primarily related to the achievement of AccuMed's financial performance goals and to the enhancement of stockholder value. Internal and personal performance objectives play a lesser role in the executive incentive package.

        The committee is confident that the compensation and incentive policies and practices followed by AccuMed are appropriate for the industry and the compensation market in which AccuMed competes.

        Submitted by the 2000 Compensation Committee of AccuMed's board of directors:

        Mark Banister, Jack H. Halperin, Robert L. Priddy, and Leonard M.
Schiller

        SUMMARY COMPENSATION INFORMATION. The following tables set forth information regarding compensation paid or accrued with respect to the three preceding fiscal years to AccuMed's Chief Executive Officer and other executive officers of AccuMed whose total salary and bonus exceeded $100,000 for the 2000 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation        Long Term Compensation Awards
                                                                                         Securities
   Name and Principal                                                  All Other         Underlying
        Position              Year       Salary         Bonus        Compensation         Options
--------------------------    ------   -----------   -----------   ----------------    -------------
Paul F. Lavallee(1)           2000       $238,391            --              --            100,000
 Chairman and Chief           1999        225,000      $135,000              --            100,000
 Executive Officer            1998        208,212            --              --            250,000

Norman J. Pressman, Ph.D.(2)  2000        200,000            --        $135,021(3)         100,000
  President and Chief         1999        192,917        65,000          61,575(4)         100,000
  Scientific Officer          1998        157,500            --          41,049(4)          50,000


(1) Mr. Lavallee joined AccuMed as Chairman, Chief Executive Officer and President in January 1998.

(2) Dr. Pressman resigned as President and Chief Scientific Officer on December 31, 2000.

(3) The amount shown as Other Compensation in 2000 represents separation benefits accrued pursuant to a separation agreement entered into between AccuMed and Dr. Pressman on December 29, 2000, which was a modification of an employment agreement between Dr. Pressman and AccuMed entered into on July 5, 1996.

(4) The amount shown as Other Compensation in 1999 and 1998 represents amortized forgiveness of a portion of a loan made by AccuMed to Dr. Pressman.


                            OPTION GRANTS DURING THE
                          YEAR ENDED DECEMBER 31, 2000

                                       % of Total
                                         Shares
                         Number of     Underlying
                          Shares        Options                                       Grant
                        Underlying     Granted to     Exercise                         Date
                         Options      Employees in      Price        Expiration       Present
     Name                Granted         Year         ($/Share)         Date          Value(1)
-------------------     ----------    ------------   -----------    -------------    -----------
Paul F. Lavallee         100,000         50.0%          $2.31          3/14/10          $2.10


Norman J. Pressman,      100,000         50.0%          $2.31          3/14/10          $2.10
Ph.D.


(1) AccuMed utilizes the Black-Scholes pricing model to determine the fair value of options granted. The following assumptions were incorporated into the model: risk-free rate -- 6.52%, expected volatility -- 143%, dividend yield -- 0%, and time of exercise -- 5 years. No adjustments were made for non-transferability of risk or risk of forfeiture.

                AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED
               DECEMBER 31, 2000 AND FISCAL YEAR END OPTION VALUES

                       Number of Shares                            Value of
                         Underlying                              Unexercised
                        Unexercised                             in-the-Money
                         Options at                              Options at
                      December 31, 2000                        December 31, 2000
     Name                Exercisable        Unexercisable         Exercisable        Unexercisable
-------------------   -----------------  -----------------   ------------------     ---------------
Paul F. Lavallee          331,668             125,000                --                     --
Norman J. Pressman,       158,334             125,000                --                     --
Ph.D.

                            10-YEAR OPTION REPRICINGS

                                  Number of       Market                                      Length of
                                 Securities       Price of       Exercise                      Original
                                 Underlying      Stock At        Price At                    Option Term
                                   Options        Time of        Time of           New        Remaining
                                 Repriced or     Repricing     Repricing or     Exercise      at Date of
                                   Amended      or Amendment    Amendments        Price       Repricing
                     Date            (#)            ($)            ($)             ($)        Amendment
----------------  -----------  --------------  -------------  --------------   -----------  -------------
Paul F. Lavallee    3/23/98        250,000         $4.50          $9.375          $4.50       9.8 years

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

        LAVALLEE COMPENSATION ARRANGEMENT; PROFESSIONAL SERVICES AGREEMENT. Effective January 30, 1998, AccuMed's board of directors appointed Mr. Lavallee Chairman of the Board, Chief Executive Officer and President of AccuMed, approved his compensation arrangements for his services, and directed management to memorialize those compensation arrangements in a professional services agreement to be effective retroactive to January 30, 1998. Mr. Lavallee's services are provided through an agreement dated April 13, 1998 (effective January 30, 1998) between AccuMed and Gypsy Hill LLC, a professional services entity. Mr. Lavallee's compensation is $225,000 annually, and he is eligible for an annual bonus of up to 30% thereof. The services can be terminated by AccuMed upon 12 months' written notice, or by Mr. Lavallee upon 30 days' written notice. Mr. Lavallee has been granted a non-qualified stock option to purchase 250,000 shares of common stock at an initial exercise price of $9.375, the closing sales price per share of AccuMed common stock on the grant date, January 30, 1998. If in AccuMed's first equity offering subsequent to the grant date, it sold common stock, or securities convertible or exercisable for common stock, at a price per share lower than the initial exercise price, then the option exercise price was to be reduced to equal the lower price sale per share. In March 1998, AccuMed completed an equity offering for shares of common stock and warrants exercisable to purchase common stock at $4.50 per share. Accordingly the initial exercise price has been reset to $4.50. The option is exercisable as follows: (1) one-third of the underlying shares were immediately exercisable,
(2) an additional one-third became exercisable on January 30, 1999, and (3) the final one-third of the underlying shares became exercisable on January 30, 2000. Mr. Lavallee is reimbursed for reasonable travel expenses from South Dakota to Chicago and living expenses while in Chicago.

        PRESSMAN EMPLOYMENT AGREEMENT AND OTHER COMPENSATION ARRANGEMENTS. Dr. Pressman and AccuMed entered into an Employment Agreement dated June 13, 1996, as amended, for a five-year term which began July 5, 1996. Pursuant to the agreement, Dr. Pressman served as an executive officer under various titles, most recently as President and Chief Scientific Officer. Dr. Pressman's annual salary was $200,000 and he was eligible to receive annually (1) cash bonuses of up to 30% of his annual salary, and (2) incentive stock options to purchase up to 8,334 shares of common stock based on the achievement of mutually agreed goals and objectives. On July 8, 1996, Dr. Pressman was granted an option to purchase an aggregate of 41,665 shares of common stock at an exercise price of $37.50 per share (the last reported sale price of the common stock on the date on which Dr. Pressman's employment commenced) which was immediately exercisable with respect to 8,333 shares and was to become exercisable with respect to 8,333 additional shares on each of the first through fourth anniversaries of the grant date. Dr. Pressman surrendered those options in February 1997 in order that the shares reserved for issuance upon exercise thereof could be reserved for issuance in a private placement of AccuMed's securities completed in March 1997. Dr. Pressman was entitled to receive replacement options to purchase 41,667 shares of common stock, exercisable at the fair market value, in May 1997. However, he waived his right to receive 8,333 of those options and was granted options to purchase 33,334 shares of common stock, exercisable at the then fair market value, in May 1997. Dr. Pressman was granted 4,167 shares of common stock on the date on which his employment commenced.

        Pursuant to Dr. Pressman's employment agreement, AccuMed loaned him an aggregate of $164,409.20, to cover relocation expenses and taxes in connection with the common stock issued to him when he began his employment, pursuant to promissory notes made in October and December 1996. In 1997 and 1996, Dr. Pressman repaid an aggregate of $51,000 of the loan. Until November 1997, 50% of bonuses awarded to Dr. Pressman were to be withheld by AccuMed in partial repayment of the loans. Pursuant to the employment agreement, AccuMed was obligated to cover various expenses relating to Dr. Pressman's efforts to sell his home and his living expenses in Chicago until the home was sold. In November 1997, AccuMed and Dr. Pressman agreed that the loan balance would be forgiven over the remaining term of his employment agreement, and AccuMed would have no further obligations related to Dr. Pressman's relocation expenses.

        On December 29, 2000, AccuMed and Dr. Pressman entered into a voluntary separation agreement, whereby Dr. Pressman resigned as President and Chief Scientific Officer on December 31, 2000. Pursuant to the separation agreement, AccuMed agreed to continue Dr. Pressman's current salary, automobile allowance, and health, life, and dental benefits through July 4, 2001. AccuMed also agreed to forgive the remaining portion of Dr. Pressman's loan balance of $10,785 due to AccuMed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Compensation Committee of AccuMed serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of AccuMed's board of directors or Compensation Committee.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        COMMON STOCK

        The table below sets forth certain information as of March 21, 2001 with respect to the beneficial ownership of common stock by (1) each person known by AccuMed to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director, (3) the executives named in the Summary Compensation Table, and (4) executive officers and directors as a group. As of March 21, 2001, there were 5,739,838 shares of common stock outstanding.

        Unless otherwise noted, AccuMed believes that all persons named in the table have sole voting and investment power with respect to all shares of AccuMed common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by the person currently or within 60 days of March 21, 2001 upon the exercise of warrants or options or the conversion of convertible preferred stock. Each beneficial owner's percentage ownership is determined by including shares, underlying options or warrants which are exercisable or preferred stock which is convertible by the person currently or within 60 days following this date, and excluding shares underlying options, warrants and convertible preferred stock held by any other person.

                                                                                   PERCENT OF
                                                                                     SHARES
                     NAME AND ADDRESS                         NUMBER OF SHARES    BENEFICIALLY
                    OF BENEFICIAL OWNER                     BENEFICIALLY OWNED       OWNED
                    -------------------                     ------------------    ------------
Bellingham Capital Industries.....................              1,333,334(1)          20.8%
  P.O. Box 323
  St. Helier Jersey, Chan. Islands

Robert L. Priddy..................................                911,152(2)          14.5%
  c/o AccuMed International, Inc.
  920 N. Franklin St., Ste 402
  Chicago, Il  60610

Edmund Shea.......................................                306,663(3)           5.2%
  655 Brea Canyon Rd.
  Walnut, CA  91789

Paul F. Lavallee..................................                431,334(4)           7.1%

Mark Banister.....................................                 10,002(5)             *

Jack H. Halperin..................................                 13,336(6)             *

Leonard Schiller..................................                 20,826(7)             *

Norman J. Pressman................................                212,501(8)           3.6
---------------
All directors and executive officers as a group
  (5 persons).....................................              1,386,650(9)          20.7%

----------------------------


 *   Represents less than 1%.

(1) Includes 667,667 shares underlying warrants held by Bellingham Capital Industries.

(2) Mr. Priddy directly owns 355,555 shares of AccuMed common stock and warrants to purchase up to 306,230 shares of AccuMed common stock. The number shown includes 13,336 shares underlying stock options and 236,031 shares underlying Series A Convertible Preferred Stock. The number shown includes an additional 120,926 shares, and 147,373 shares underlying warrants, held by Commonwealth Associates, excluding securities held in Commonwealth Associates' trading account. Mr. Priddy is a control person of the corporate general partner of Commonwealth Associates and may be deemed to be beneficial owner of securities held by Commonwealth Associates. Mr. Priddy disclaims beneficial ownership of the securities held by Commonwealth Associates except to the extent of his percentage ownership interests in Commonwealth Associates.

(3) Includes 110,219 shares underlying warrants held by Mr. Shea.

(4) Includes 378,334 shares underlying stock options held by Mr. Lavallee.

(5) Includes 10,002 shares underlying stock options held by Mr. Banister.

(6) Includes 13,336 shares underlying stock options held by Mr. Halperin.

(7) Includes 13,336 shares underlying stock options held by Mr. Schiller.

(8) Includes 208,334 shares underlying stock options held by Dr. Pressman.

(9) Includes 236,031 shares underlying Series A Convertible Preferred Stock, 306,230, shares underlying warrants, and 428,344 shares underlying options held by executive officers and directors.

PREFERRED STOCK

        The table below sets forth certain information as of March 21, 2001 with respect to the beneficial ownership of the Series A Convertible Preferred Stock by (1) each person known by AccuMed to be the beneficial owner of more than 5% of the outstanding shares of Series A Convertible Preferred Stock, (2) the only director, nominee or executive officer who owns any Series A Convertible Preferred Stock, and (3) executive officers and directors as a group. As of March 21, 2001, there were 572,485 shares of Series A Convertible Preferred Stock outstanding. Unless otherwise noted, AccuMed believes that all persons named in the table have sole voting and investment power with respect to all shares of Series A Convertible Preferred Stock listed as beneficially owned by them.

               NAME AND ADDRESS OF                      AMOUNT AND NATURE OF         PERCENT OF
                 BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP           CLASS
----------------------------------------------------  --------------------------    -------------
Robert L. Priddy....................................          354,046                  61.8%
  c/o AccuMed International, Inc.
  920 N. Franklin St., Ste 402
  Chicago, IL  60610

France Finance IV...................................           47,250                   8.3%
  51, rue Vivienne
  75002 Paris, France

Fifth Third Bank of Western Ohio, Trustee Piqua.....           35,405                   6.1%
Enterprises Corp. Profit Sharing Plan
P.O. Box 703
Piqua, OH  45356

Shannon P. Acks.....................................            29,504                   5.2%
  502 Reston Mill Lane
  Marietta, GA  30067

All executive officers and directors as a group                354,046                 61.8%
(5 persons)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                (a) Financial Statements. The following financial statements are filed as part of this report as pages F-1 through F-18 following the signature page:

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity and Comprehensive
                  Income (Loss)
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

                (b) No reports on Form 8-K were filed during the three month period ended December 31, 2000.

                (c) Exhibit Index

Exhibit
Number     Description of Exhibit
-------    ----------------------
  3.1      Bylaws of AccuMed.(1)

  3.2      Amendment No. 1 to Bylaws of AccuMed.(19)

  4.1      Certificate of Incorporation of AccuMed(1)

  4.2 Certificate of Amendment to Certificate of Incorporation of AccuMed increasing authorized common stock(14)

  4.3      Certificate of Designation, Rights and Preferences of Series A
           Convertible Preferred Stock(15)

  4.4      Certificate of Correction to Certificate of Designation, Rights and
           Preferences of Series A Convertible Preferred Stock(15)

  4.5 Certificate of Amendment to Certificate of Incorporation of AccuMed effecting reverse stock split(21)

  4.6      Specimen Certificate for common stock(1)

  4.7      Bylaws of AccuMed(1)

  4.8      Amendment No. 1 to Bylaws of AccuMed(19)

  4.9      Warrant Agreement dated as of February 23, 1998 between AccuMed and
           Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340
           (pre split) common stock purchase Warrants issued to investors in a Note Exchange Offer.(15)

  4.10     Warrant Agreement dated March 19, 1998 between AccuMed and
           Commonwealth Associates representing an aggregate of 350,000(pre split) common stock purchase warrants issued to

           Commonwealth Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer(19)

  4.11 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer(15)

  4.12     Warrant Agreement dated as of March 19, 1998, as amended by Amendment
           No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth
           Associates pertaining to an aggregate of 8,686,667 (pre split) common stock purchase Warrants issued to investors in a private placement.
           (19)

  4.13     Form of Warrant Certificate representing an aggregate of 8,686,667
           (pre split) common stock purchase Warrants issued to investors in a private placement in March 1998(19)

  4.14     Form of Warrant to Purchase Common Stock dated March 19, 1998 or
           March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 (pre split) common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement.(19)

  4.15     Form of Subscription Agreement and Registrant Rights Agreement dated
           March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement(19)

  4.16     Specimen stock certificate for common stock.(1)

 10.1 AccuMed's Board of Directors Compensation Plan as amended by Minutes of Board of Directors meeting dated January 18, 1996 authorizing grants of stock options to non-employee directors.(1)(4)

 10.2      Employment Agreement between AccuMed and Norman J. Pressman dated
           June 13, 1996 and Addendum to Employment Agreement between AccuMed and Norman J. Pressman dated July 16, 1996.(4)(5)

 10.3      Separation Agreement dated December 29, 2000 between Norman J.
           Pressman and AccuMed.

 10.4      1995 Stock Option Plan.(1)(4)

 10.5      Amendment No. 1 to AccuMed's 1995 Stock Option Plan.(4)(7)

 10.6      Amendment No. 2 to the 1995 Stock Option Plan.(4)(16)

 10.7      Amendment No. 3 to the 1995 Stock Option Plan.(4)(19)

 10.8 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended.(1)(4)

 10.9 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option
           Plan.(1)(4)

 10.10 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan.(1)(4)

 10.11     Amended and Restated 1992 Stock Option Plan.(4)(8)

 10.12     Amendment No. 1 to Amended and Restated 1992 Stock Option
           Plan.(4)(16)

 10.13     Franklin Square Commercial Lease dated February 1, 2000 between
           AccuMed and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 405, 900 North Franklin Street and Suites 400, 401, 402, 920
           North Franklin Street, Chicago, Illinois.

 10.14 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common stock issued to several investors in a private placement consummated March
           13, 1997.(16)

 10.15 Form of Subscription Agreement between AccuMed and several investors in the private placement consummated on March 13, 1997.(16)

 10.16 Form of Warrant to Purchase Common Stock dated February 23, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 200,000 (pre-split) common stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12%
           Convertible Promissory Notes.(19)

 10.17     Warrant Agreement dated as of February 2, 1998 between AccuMed and
           Robert L. Priddy representing warrants to purchase 100,000
           (pre-split) shares of common stock.(19)

 10.18 Agreement between AccuMed and Paul F. Lavallee and Gypsy Hill LLC effective January 29, 1998(21)

 10.19     Warrant Agreement dated as of February 23, 1998 between AccuMed and
           Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340
           (pre-split) common stock purchase Warrants issued to investors in a Note Exchange Offer.(15)

 10.20     Warrant Agreement dated March 19, 1998 between AccuMed and
           Commonwealth Associates representing an aggregate of 350,000
           (pre-split) common stock purchase Warrants issued to Commonwealth
           Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer.(19)

 10.21 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer.(15)

 10.22     Warrant Agreement dated as of March 19, 1998, as amended by Amendment
           No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth
           Associates pertaining to an aggregate of 8,686,667 (pre-split) common stock purchase Warrants issued to investors in a private placement.
           (19)

 10.23     Form of Warrant Certificate representing an aggregate of 8,686,667
           (pre-split) common stock purchase Warrants issued to investors in a private placement in March 1998.(19)

 10.24     Form of Warrant to Purchase Common stock dated March 19, 1998 or
           March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 (pre-split) common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement.(19)

 10.25 Form of Subscription Agreement and Registration Rights Agreement dated March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement.(19)

 10.26     1997 Stock Option Plan and Amendment No. 1 to the 1997 Stock Option
           Plan(19)

 10.27     Floating Rate Convertible Promissory Note dated June 26, 1998 by
           AccuMed in favor of Xillix Technologies Corp. in the original principal amount of CDN$500,000.(22)

 10.28     Amendment to Floating Rate Convertible Promissory Note dated March
           15, 2000 between AccuMed and Xillix Technologies Corp.(23)

 10.29     License and Development Agreement dated March 24, 2000 between
           AccuMed and Ventana Medical Systems, Inc.+(23)

 10.30     Patent and Technology License and Registration Rights Agreement dated
           March 29, 2000 between AccuMed and BCAM International, Inc.+(23)

 10.31     Letter Agreement dated October 3, 2000 between AccuMed and
           CellMetrix, Inc. (formerly known as BCAM International, Inc.)
           terminating the Patent and Technology License and Registration Rights
           Agreement dated March 29, 2000.

 10.32     Amendment to Patent and Technology License Agreement dated June 9,
           2000 between AccuMed and Ampersand Medical Corporation.(24)

 10.33     License Agreement dated December 29, 2000 between AccuMed and
           MonoGen, Inc.++

 10.34     Agreement and Plan of Merger dated February 7, 2001 among AccuMed,
           AccuMed Acquisition Corp., and Ampersand Medical Corporation.

 10.35     Secured Promissory Note made February 7. 2001 by AccuMed in favor of
           Ampersand Medical Corporation in the original principal amount of $800,000.

 10.36     Security Agreement dated February 7, 2001 between AccuMed and
           Ampersand Medical Corporation.

 10.37     Secured Promissory Note made March 1, 2001 by AccuMed in favor of
           Ampersand Medical Corporation in the original principal amount of $225,000.

 10.38 Promissory Note dated December 29, 2000 made by MonoGen, Inc. in favor of AccuMed in the original principal amount of $320,000.

 21.1      Subsidiary of AccuMed.

 23.1      Consent of KPMG LLP

---------------



+    Confidential treatment granted for portions of this document.

++   Confidential treatment sought for portions of this document.

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

(4)  Represents a management contract or compensatory plan or arrangement.

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

(13) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 3, 1997.

(14) Incorporated by reference to AccuMed's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997.

(15) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to AccuMed's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(17) Incorporated by reference to AccuMed's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to AccuMed's Quarterly Report on from 10-QSB for the quarter ended September 30, 1997.

(19) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated by reference to the Registration Statement on Form S-3 (Regis. No. 333-56393) filed with the Commission on June 9, 1998.

(21) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to AccuMed's Registration Statement on Form S-3 filed with the Commission on November 9, 1999 (Regis. No. 333-90637).

(23) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1999.

(24) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

               (d) Financial Statement Schedules. The following financial statement schedule is filed as part of this report as page F-20 and F-21 following the signature page:

Schedule II - Valuation and Qualifying Accounts

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

Dated: March 30, 2001


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


DATED: March 30, 2001                       By:     /s/  PAUL F. LAVALLEE
                                               ---------------------------------
                                               Paul F. Lavallee, Chairman


DATED: March 30, 2001                       By:     /s/  JACK H. HALPERIN
                                               ---------------------------------
                                               Jack H. Halperin, Director


DATED: March 30, 2001                       By:     /s/  MARK BANISTER
                                                --------------------------------
                                                Mark Banister, Director


DATED: March 30, 2001                       By:    /s/  LEONARD M. SCHILLER
                                               ---------------------------------
                                               Leonard M. Schiller, Director


DATED: March 30, 2001                       By:    /s/  ROBERT L. PRIDDY
                                                --------------------------------
                                                Robert L. Priddy, Director

Exhibit
Number     Description of Exhibit
-------    ----------------------
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

 10.3      Separation Agreement dated December 29, 2000 between Norman J.
           Pressman and AccuMed.

 10.4      1995 Stock Option Plan. (1)(4)

 10.5      Amendment No. 1 to AccuMed's 1995 Stock Option Plan.(4)(7)

 10.6      Amendment No. 2 to the 1995 Stock Option Plan. (4)(16)

 10.7      Amendment No. 3 to the 1995 Stock Option Plan. (4)(19)

 10.8 Form of Non-Qualified Stock Option Agreement governing options granted to former employees of AccuMed, Inc. pursuant to the Agreement and Plan of Reorganization dated as of April 21, 1995, as amended. (1)(4)

 10.9 Form of Non-Qualified Stock Option Agreement governing options granted to employees and consultants under the 1995 Stock Option
           Plan. (1)(4)

 10.10 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

 10.11     Amended and Restated 1992 Stock Option Plan. (4)(8)

 10.12     Amendment No. 1 to Amended and Restated 1992 Stock Option
           Plan.(4)(16)

 10.13     Franklin Square Commercial Lease dated February 1, 2000 between
           AccuMed and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 405, 900 North Franklin Street and Suites 400, 401, 402, 920
           North Franklin Street, Chicago, Illinois.

 10.14 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common stock issued to several investors in a private placement consummated March
           13, 1997. (16)

 10.15 Form of Subscription Agreement between AccuMed and several investors in the private placement consummated on March 13, 1997. (16)

 10.16 Form of Warrant to Purchase Common Stock dated February 23, 1998 between AccuMed and Commonwealth Associates representing an aggregate of 200,000 (pre-split) common stock purchase Warrants issued to Commonwealth Associates and/or its designees in exchange for warrants previously issued thereto in connection with the placement of 12%
           Convertible Promissory Notes. (19)

 10.17     Warrant Agreement dated as of February 2, 1998 between AccuMed and
           Robert L. Priddy representing warrants to purchase 100,000
           (pre-split) shares of common stock. (19)

 10.18 Agreement between AccuMed and Paul F. Lavallee and Gypsy Hill LLC effective January 29, 1998 (21)

 10.19     Warrant Agreement dated as of February 23, 1998 between AccuMed and
           Commonwealth Associates, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,245,340
           (pre-split) common stock purchase Warrants issued to investors in a Note Exchange Offer. (15)

 10.20     Warrant Agreement dated March 19, 1998 between AccuMed and
           Commonwealth Associates representing an aggregate of 350,000
           (pre-split) common stock purchase Warrants issued to Commonwealth
           Associates and/or its designees in exchange for warrants issued thereto in connection with a Note Exchange Offer. (19)

 10.21 Form of Subscription Agreement and Registration Rights Agreement dated as of February 23, 1998 between AccuMed and each of the investors in a Note Exchange Offer. (15)

 10.22     Warrant Agreement dated as of March 19, 1998, as amended by Amendment
           No. 1 dated as of March 23, 1998, between AccuMed and Commonwealth
           Associates pertaining to an aggregate of 8,686,667 (pre-split) common stock purchase Warrants issued to investors in a private placement.
           (19)

 10.23     Form of Warrant Certificate representing an aggregate of 8,686,667
           (pre-split) common stock purchase Warrants issued to investors in a private placement in March 1998. (19)

 10.24     Form of Warrant to Purchase Common stock dated March 19, 1998 or
           March 23, 1998, including form of Warrant Certificate attached as Exhibit A thereto, representing an aggregate of 1,337,333 (pre-split) common stock purchase Warrants issued to Commonwealth Associates, Bellingham Capital Industries, and Harold S. Blue and/or their respective designees in connection with a private placement. (19)

 10.25 Form of Subscription Agreement and Registration Rights Agreement dated March 19, 1998 or March 23, 1998 between AccuMed and each of the investors in a private placement. (19)

 10.26     1997 Stock Option Plan and Amendment No. 1 to the 1997 Stock Option
           Plan (19)

 10.27     Floating Rate Convertible Promissory Note dated June 26, 1998 by
           AccuMed in favor of Xillix Technologies Corp. in the original principal amount of CDN$500,000. (22)

 10.28     Amendment to Floating Rate Convertible Promissory Note dated March
           15, 2000 between AccuMed and Xillix Technologies Corp.(23)

 10.29     License and Development Agreement dated March 24, 2000 between
           AccuMed and Ventana Medical Systems, Inc.+(23)

 10.30     Patent and Technology License and Registration Rights Agreement dated
           March 29, 2000 between AccuMed and BCAM International, Inc.+(23)

 10.31     Letter Agreement dated October 3, 2000 between AccuMed and
           CellMetrix, Inc. (formerly known as BCAM International, Inc.)
           terminating the Patent and Technology License and Registration rights
           Agreement dated March 29, 2000

 10.32     Amendment to Patent and Technology License Agreement dated June 9,
           2000 between AccuMed and Ampersand Medical Corporation. (24)

 10.33     License Agreement dated December 29, 2000 between AccuMed and
           MonoGen, Inc.++

 10.34     Agreement and Plan of Merger dated February 7, 2001 among AccuMed,
           AccuMed Acquisition Corp., and Ampersand Medical Corporation.

 10.35     Secured Promissory Note made February 7, 2001 by AccuMed in favor of
           Ampersand Medical Corporation in the original principal amount of $800,000.

 10.36     Security Agreement dated February 7, 2001 between AccuMed and
           Ampersand Medical Corporation.

 10.37     Secured Promissory Note name March 1, 2001 by AccuMed in favor of
           Ampersand Medical Corporation in the original principal amount of $255,000.

 10.38 Promissory Note dated December 29, 2000 made by MonoGen, Inc. in favor of AccuMed in the original principal amount of $320,000.

 21.1      Subsidiary of AccuMed.

 23.1      Consent of KPMG LLP

---------------


+    Confidential treatment granted for portions of this document.

++   Confidential treatment sought for portions of this document.

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

(4)  Represents a management contract or compensatory plan or arrangement.

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

(13) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 3, 1997.

(14) Incorporated by reference to AccuMed's Registration Statement on Form S-3 (Regis. No. 333-28125) filed with the Commission on May 30, 1997.

(15) Incorporated by reference to AccuMed's Current Report on Form 8-K dated March 20, 1998.

(16) Incorporated by reference to AccuMed's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(17) Incorporated by reference to AccuMed's Quarterly Report on From 10-QSB for the quarter ended June 30, 1997.

(18) Incorporated by reference to AccuMed's Quarterly Report on from 10-QSB for the quarter ended September 30, 1997.

(19) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated by reference to the Registration Statement on Form S-3 (Regis. No. 333-56393) filed with the Commission on June 9, 1998.

(21) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to AccuMed's Registration Statement on Form S-3 filed with the Commission on November 9, 1999 (Regis. No. 333-90637).

(23) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1999.

(24) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

               (d) Financial Statement Schedules. The following financial statement schedule is filed as part of this report as page F-20 and F-21 following the signature page:

Schedule II - Valuation and Qualifying Accounts

        All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to be consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report ............................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ............   F-3

Consolidated Statements of Operations for the Years Ended December 31,
2000, 1999 and 1998 .....................................................   F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Loss) for the Years Ended December 31, 2000, 1999 and 1998 .............   F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2000, 1999 and 1998 .....................................................   F-6

Notes to Consolidated Financial Statements ..............................   F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
AccuMed International, Inc.:

We have audited the accompanying consolidated balance sheets of AccuMed International, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuMed International, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in a three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/  KPMG LLP



Chicago, Illinois
March 8, 2001

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                     -------------------------------
                         ASSETS                                          2000               1999
                                                                     ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                                          $        462       $    196,303
  Accounts receivable                                                      19,600                 --
  Prepaid expenses and other current assets                                18,984              7,944
  Available-for-sale security                                             195,085            121,301
  Notes receivable                                                        492,772            400,000
  Inventories                                                             639,220            700,919
                                                                     ------------       ------------
     TOTAL CURRENT ASSETS                                               1,366,123          1,426,467
                                                                     ------------       ------------

Property and equipment, net                                               385,372            705,273
Purchased technology, net of accumulated amortization of
  $2,876,000 in 2000 and $2,214,000 in 1999                             3,523,866          4,185,868
Patents, net of accumulated amortization of $193,000 in 2000
  and $130,000 in 1999                                                    775,416            842,484
Note receivable, officer                                                       --             62,237
                                                                     ------------       ------------

                                                                     $  6,050,777       $  7,222,329
                                                                     ============       ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of debt                                            $    668,288       $    362,550
  Accounts payable                                                        330,168            223,822
  Accrued interest                                                         13,161             15,415
  Income taxes                                                                 --             35,000
  Deferred revenues, current portion                                      419,739                 --
  Other current liabilities                                               747,020            750,183
                                                                     ------------       ------------
     TOTAL CURRENT LIABILITIES                                          2,178,376          1,386,970
                                                                     ------------       ------------

Debt                                                                           --            167,000
Deferred revenues                                                       1,487,973                 --

STOCKHOLDERS' EQUITY
  Preferred stock, Series A convertible, 5,000,000 shares
     authorized; 590,197 issued and outstanding at December 31,
     2000; 944,384 issued and outstanding at December 31, 1999;         2,655,893          4,249,735
  Common stock, $0.01 par value; 50,000,000 shares authorized;
     5,728,028 issued and outstanding at December 31, 2000;
     5,491,901 issued and outstanding at December 31, 1999;                57,280             54,919
  Additional paid-in capital                                           61,210,743         59,619,262
  Accumulated other comprehensive income (loss)                          (190,939)            (4,960)
  Accumulated deficit                                                 (61,131,812)       (58,033,860)
  Treasury stock; 6,326 shares at December 31, 2000 and 1999             (216,737)          (216,737)
                                                                     ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                                         2,384,428          5,668,359
                                                                     ------------       ------------

                                                                     $  6,050,777       $  7,222,329
                                                                     ============       ============


          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                    2000              1999               1998
                                                                 -----------       -----------       ------------
Net sales                                                        $   303,034       $   136,405       $    326,862
Licensing fees                                                       130,285                --                 --
Royalties                                                             44,000                --                 --
                                                                 -----------       -----------       ------------
     Total net revenues                                              477,319           136,405            326,862
                                                                 -----------       -----------       ------------

Operating expenses:
     Cost of sales                                                   122,471         1,146,291            855,788
     General and administrative                                    2,732,958         3,147,154          5,308,417
     Research and development                                      1,142,805         1,869,587          2,569,864
     Asset impairment                                                     --           137,211                 --
     Sales and marketing                                             133,063           282,398          1,388,826
                                                                 -----------       -----------       ------------
        Total operating expenses                                   4,131,297         6,582,641         10,122,895
                                                                 -----------       -----------       ------------

Operating loss                                                    (3,653,978)       (6,446,236)        (9,796,033)
                                                                 -----------       -----------       ------------

Other income (expense):
     Interest expense                                                (38,932)         (501,379)        (1,411,335)
     Realized gain on available for sale security                    331,574                --                 --
     Other income, net                                               263,384           144,794            847,613
                                                                 -----------       -----------       ------------
        Total other income (expense)                                 556,026          (356,585)          (563,722)
                                                                 -----------       -----------       ------------

Loss before income taxes from continuing operations               (3,097,952)       (6,802,821)       (10,359,755)

Income tax expense                                                        --                --                 --
                                                                 -----------       -----------       ------------

Loss from continuing operations before extraordinary item         (3,097,952)       (6,802,821)       (10,359,755)
                                                                 -----------       -----------       ------------

Discontinued operations:
  (Loss) income from discontinued operations                              --          (158,250)         3,351,486
  Gain on disposal, net of income taxes of $140,000                       --         8,357,449                 --
                                                                 -----------       -----------       ------------

Income from discontinued operations                                       --         8,199,199          3,351,486
                                                                 -----------       -----------       ------------

Extraordinary item - debt extinguishment loss                             --                --         (1,168,080)
                                                                 -----------       -----------       ------------

        Net (loss) income                                        $(3,097,952)      $ 1,396,378       $ (8,176,349)
                                                                 ===========       ===========       ============

Basic and diluted loss per share from continuing operations
  before extraordinary item                                      $     (0.55)      $     (1.24)      $      (2.04)

Income per share from discontinued operations                             --              1.49               0.66

Extraordinary loss per share from debt extinguishment                     --                --              (0.23)
                                                                 -----------       -----------       ------------

Basic and diluted net (loss) income per share                    $     (0.55)      $      0.25       $      (1.61)
                                                                 ===========       ===========       ============

Weighted average common shares outstanding
   - basic and diluted                                             5,653,060         5,491,480          5,079,894
                                                                 ===========       ===========       ============


           See accompanying notes to consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                                                          PREFERRED STOCK                   COMMON STOCK             ADDITIONAL
                                                     ----------------------------       ----------------------        PAID-IN
                                                       SHARES            AMOUNT          SHARES        AMOUNT         CAPITAL
                                                     ----------       -----------       ---------      -------      -----------
 Balances at December 31, 1997                               --       $        --       3,788,145      $37,881      $52,143,231
                                                     ----------       -----------       ---------      -------      -----------
 Issuances of common stock                                   --                --       1,494,869       14,949        6,066,070
 Issuances of preferred stock                         1,245,338         5,604,030              --           --               --
 Conversion of preferred stock to common               (283,236)       (1,274,564)        188,824        1,888        1,272,676
 Stock options exercised                                     --                --           8,250           83           57,672
 Cumulative translation adjustment                           --                --              --           --               --
 Net loss                                                    --                --              --           --               --
                                                     ----------       -----------       ---------      -------      -----------
 Balances at December 31, 1998                          962,102         4,329,466       5,480,088       54,801       59,539,649
                                                     ----------       -----------       ---------      -------      -----------
 Conversion of preferred stock to common                (17,718)          (79,731)         11,813          118           79,613
 Cumulative translation adjustment                           --                --              --           --               --
 Change in value of available-for-sale security              --                --              --           --               --
 Net income                                                  --                --              --           --               --
                                                     ----------       -----------       ---------      -------      -----------
 Balances at December 31, 1999                          944,384         4,249,735       5,491,901       54,919       59,619,262
                                                     ----------       -----------       ---------      -------      -----------
 Conversion of preferred stock to common               (354,187)       (1,593,842)        236,127        2,361        1,591,481
 Cumulative translation adjustment                           --                --              --           --               --
 Change in value of available-for-sale security              --                --              --           --               --
 Net loss                                                    --                --              --           --               --
                                                     ----------       -----------       ---------      -------      -----------
 Balances at December 31, 2000                          590,197       $ 2,655,893       5,728,028      $57,280      $61,210,743
                                                     ==========       ===========       =========      =======      ===========

                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE     ACCUMULATED       TREASURY      STOCKHOLDERS'     COMPREHENSIVE
                                                 INCOME (LOSS)       DEFICIT           STOCK          EQUITY         INCOME (LOSS)
                                                 -------------     ------------      ---------      -----------      -------------
 Balances at December 31, 1997                      $  22,586      $(51,253,889)     $(216,737)     $   733,072      $(16,928,576)
                                                    ---------      ------------      ---------      -----------      ------------
 Issuances of common stock                                 --                --             --        6,081,019                --
 Issuances of preferred stock                              --                --             --        5,604,030                --
 Conversion of preferred stock to common                   --                --             --               --                --
 Stock options exercised                                   --                --             --           57,755                --
 Cumulative translation adjustment                    (76,581)               --             --          (76,581)          (76,581)
 Net loss                                                  --        (8,176,349)            --       (8,176,349)       (8,176,349)
                                                    ---------      ------------      ---------      -----------      ------------
 Balances at December 31, 1998                        (53,995)      (59,430,238)      (216,737)       4,222,946        (8,252,930)
                                                    ---------      ------------      ---------      -----------      ------------
 Conversion of preferred stock to common                   --                --             --               --                --
 Cumulative translation adjustment                    (72,266)               --             --          (72,266)          (72,266)
 Change in value of available-for-sale security       121,301                --             --          121,301           121,301
 Net income                                                --         1,396,378             --        1,396,378         1,396,378
                                                    ---------      ------------      ---------      -----------      ------------
 Balances at December 31, 1999                         (4,960)      (58,033,860)      (216,737)       5,668,359         1,445,413
                                                    ---------      ------------      ---------      -----------      ------------
 Conversion of preferred stock to common                   --                --             --               --                --
 Cumulative translation adjustment                     (2,621)               --             --           (2,621)           (2,621)
 Change in value of available-for-sale security      (183,358)               --             --         (183,358)         (183,358)
 Net loss                                                  --        (3,097,952)            --       (3,097,952)       (3,097,952)
                                                    ---------      ------------      ---------      -----------      ------------
 Balances at December 31, 2000                      $(190,939)     $(61,131,812)     $(216,737)     $ 2,384,428      $ (3,283,931)
                                                    =========      ============      =========      ===========      ============

          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                       2000               1999               1998
                                                                    -----------       ------------       ------------
OPERATING ACTIVITIES:
        Net (loss) income                                           $(3,097,952)      $  1,396,378       $ (8,176,349)
        Adjustments to reconcile net (loss) income to
        net cash used in operating activities:
          Income from discontinued operations                                --         (8,199,199)        (3,351,486)
          Non-cash expenses of asset disposal                                --            432,500                 --
          Write-off of leasehold improvements                                --            137,211                 --
          Write-down of inventory                                            --          1,106,399                 --
          Depreciation and amortization                               1,076,726          1,111,655          1,534,034
          Realized gain on sale of available for sale security         (331,574)                --                 --
          Bad debt expense                                                   --                 --            337,353
          Debt extinguishment loss                                           --                 --          1,168,080
          Minority interest                                                  --                 --           (191,560)
          Expenses paid with issuances of stock or warrants                  --                 --             99,000
          Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                  (19,600)            33,348             58,950
            (Increase) decrease in prepaid expenses and other           (11,040)            56,104             34,600
            Decrease (increase) in inventories                           61,699            (68,707)          (456,472)
            Decrease (increase) in patents and other assets              62,237            (15,821)           (66,975)
            Increase (decrease) in accounts payable                     106,346         (1,584,427)        (1,241,309)
            Increase in deferred revenues                             1,057,798                 --                 --
            (Decrease) increase in other current liabilities            (21,704)           321,237           (165,825)
                                                                    -----------       ------------       ------------
CASH USED IN OPERATING ACTIVITIES                                    (1,117,064)        (5,273,322)       (10,417,959)
                                                                    -----------       ------------       ------------

INVESTING ACTIVITIES:
        Capital expenditures                                            (27,755)           (23,999)          (157,132)
        Purchase of Oncometrics stock                                        --                 --           (342,500)
        Payments for note receivable                                         --           (400,000)                --
        Proceeds from note receivable                                   500,000                 --                 --
        Proceeds from sales of available-for-sale security              331,574                 --                 --
        Proceeds from sale of Microbiology division                          --         15,150,000                 --
        Expenses related to sale of Microbiology division                    --           (750,000)                --
                                                                    -----------       ------------       ------------
CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                        803,819         13,976,001           (499,632)
                                                                    -----------       ------------       ------------

FINANCING ACTIVITIES:
        Proceeds from issuances of common stock, net                         --                 --          4,852,394
        Payments of notes payable                                      (209,975)        (8,497,551)          (909,305)
        Proceeds from issuance of notes payable                         330,000                 --          1,000,000
                                                                    -----------       ------------       ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         120,025         (8,497,551)         4,943,089
                                                                    -----------       ------------       ------------
CASH TRANSFER (TO) FROM DISCONTINUED OPERATIONS                              --           (209,945)         5,872,486
                                                                    -----------       ------------       ------------
EFFECT OF EXCHANGE RATES ON CASH                                         (2,621)           (12,266)           (16,581)
                                                                    -----------       ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (195,841)           (17,083)          (118,597)
                                                                    -----------       ------------       ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        196,303            213,386            331,983
                                                                    -----------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $       462       $    196,303       $    213,386
                                                                    ===========       ============       ============

          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

        AccuMed International, Inc. and subsidiary ("AccuMed") engage in the development and marketing of cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. These activities are conducted primarily in the United States and Canada. AccuMed markets its products primarily to the cytopathology and immunohistochemistry laboratory markets. Our integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while achieving significant improvements in disease detection. AccuMed operates in one business segment and substantially all of its assets are located in the United States.

        Basis of Presentation

        The consolidated financial statements include the accounts of AccuMed International, Inc. and its wholly-owned subsidiary, Oncometrics Imaging Corp. ("Oncometrics"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Reverse Stock Split

        On May 19, 1998, the stockholders approved a reverse one-for-six stock split, which was affected by the Board of Directors as of May 21, 1998. The reverse split covered all outstanding common shares and all agreements concerning stock options, warrants, convertible notes and other commitments payable in shares of AccuMed's common stock. All references to per-share information in the accompanying financial statements and notes to the consolidated financial statements have been adjusted to reflect the reverse split on a retroactive basis.

2. GOING CONCERN AND MANAGEMENT'S PLANS

        AccuMed has incurred, and continues to incur, losses from operations and has a working capital deficiency. For the years ended December 31, 2000, 1999, and 1998, AccuMed incurred net losses from continuing operations of $3,098,000, $6,803,000, and $10,360,000, respectively. At December 31, 2000, AccuMed has a working capital deficiency of $812,000, and its available resources are not presently sufficient to fund its expected cash requirements through the end of 2001. These conditions raise substantial doubt about AccuMed's ability to continue as a going concern.

        In 2000 and early 2001, management of AccuMed implemented strategies to reduce losses from operations and cash used in operating activities. These strategies have included a reduction in personnel, curtailment of certain research and development efforts, and cutting of discretionary expenditures. On February 7, 2001, AccuMed entered into a merger agreement with Ampersand Medical Corporation ("Ampersand"). As a result of the signing of the merger agreement with Ampersand, AccuMed has received in 2001 an aggregate of $695,000 in advances from Ampersand to be used for working capital purposes. The merger agreement requires additional advances of $225,000 per month from Ampersand in April and May 2001. The Ampersand advances will be dissolved upon the consummation of the merger or will be due and payable upon the earliest of May 31, 2001 or the termination of the merger agreement. The due date for repayment of these advances may be extended upon mutual agreement of AccuMed and Ampersand. Through February 28, 2001, AccuMed has collected $300,000 on $500,000 of notes due from MonoGen, Inc. ("MonoGen") as of December 31, 2000. The remaining amount of $200,000 due from MonoGen is payable on March 31, 2001. Development milestone payments in the aggregate amount of $400,000 are scheduled to be received in 2001 from Ventana Medical Systems, Inc. ("Ventana") under AccuMed's license and development agreement with Ventana. In addition, AccuMed expects to begin shipping licensed product to Ventana beginning in the fourth quarter of 2001.

        Management expects the merger agreement with Ampersand to be consummated in the second quarter of 2001. If AccuMed is not able to consummate the merger agreement with Ampersand, or if MonoGen or Ventana are not able to meet their

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


payment obligations to AccuMed, or the development timetable with Ventana is not met or is substantially delayed, AccuMed would be required to pursue other strategies to maintain its liquidity. These strategies would include substantially curtailing its development and marketing efforts, liquidation of its inventories and technology portfolio, or cessation of operations. This would materially and adversely affect AccuMed's business, financial condition, results of operations, and cash flows.

3. SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition

        Product revenue is recognized when products have been shipped, and the customer has made final acceptance. Fees that are received up-front for licenses are deferred and recognized as revenue systematically over the term of the related agreement. Royalty payments that are received in advance are deferred and recognized as revenue during the period that the royalties are earned on the sale of covered products. Funds received under contractual development obligations are deferred. Qualifying development costs incurred during the development process are charged against the deferred development funds received. The excess amount of development funds, if any, over the amount of qualifying costs incurred is recognized in income upon the completion of the development process. Contractual development costs in excess of the amount of development funds received are charged to operations as incurred.

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

        Available-for-Sale Security

        The available-for-sale security is reported at fair market value. Unrealized gains and losses on the available-for-sale security are excluded from earnings and reported as a component of accumulated other comprehensive income
(loss) within stockholders' equity until realized.

        Property and Equipment

        Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on the straight-line method over the shorter of the estimated useful life of the improvement or the term of the lease. Expenditures for repairs and maintenance are charged to operations when incurred.

        Purchased Technology

        Purchased technology consists principally of values assigned to acquired proprietary technology. Such amounts are being amortized on a straight-line basis over the expected periods to be benefited, generally 10 years.

        Patents

        The cost of patents is amortized straight line over the estimated useful lives of the patent, generally 17 years.

        Impairment of Long-Lived Assets

        AccuMed accounts for long-lived assets in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        Use of Estimates

        Management of AccuMed has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Estimates are used when accounting for the allowance for un-collectable accounts receivable, inventory valuation, depreciation, warranty costs, income taxes and contingencies, among others. Actual results could be materially different from those estimates.

4. ACCOUNTS RECEIVABLE

        Accounts receivable are carried at estimated net realizable value. At December 31, 2000 and 1999, AccuMed had provided no allowances for doubtful accounts as the carrying value of accounts receivable approximated their net realizable value. Bad debt expense was zero for each of the years ended December 31, 2000 and 1999 and $337,353 for the year ended December 31, 1998.

5. NOTES RECEIVABLE

        On December 29, 2000, AccuMed and Oncometrics entered into agreements with MonoGen for the license of certain proprietary technology. Promissory notes in the aggregate amount of $500,000 were issued as consideration for the license fees due under the agreements. The notes are due in aggregate non-interest bearing installments of $100,000 on January 3, 2001, $100,000 on January 31, 2001, $100,000 on February 28, 2001, and $200,000 on March 31, 2001. The notes are carried in the consolidated balance sheet at the present value of the future cash flows using an interest rate of 9.5%. At December 31, 2000, the carrying amount of these notes is $492,772.

        Under an amendment to AccuMed's patent and technology license agreement with Ampersand, AccuMed received a $100,000 convertible promissory note from Ampersand. The note was originally due on March 29, 2001 and earned interest at a rate of 11.0% per annum. The full amount of the note was repaid on December 12, 2000.

        On November 16, 1999, AccuMed entered into a merger agreement with Microsulis Corporation ("Microsulis"), which was subsequently terminated on February 28, 2000. At December 31, 1999, AccuMed had advanced $400,000 under a line of credit to Microsulis. On March 31, 2000, AccuMed received $417,747, including interest, in full satisfaction of the amounts advanced to Microsulis. AccuMed has no obligation to make further advances to Microsulis.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. AVAILABLE-FOR-SALE SECURITY

        On December 4, 1998, AccuMed received 85,776 common shares of Bell National Corporation, ("Bell"), a public shell corporation, and warrants to purchase an additional 63,517 common shares of Bell at a price of $0.001 per share in exchange for its 2,000 membership units of InPath, L.L.C., a privately held company. No value was assigned to the Bell shares received because the underlying market value of Bell at the date of the transaction was deminimus. During 1999, the Company exercised all of the warrants. On May 26, 1999, Bell was merged into its wholly-owned subsidiary, Ampersand Medical Corporation. As a result of this merger, AccuMed's shares of Bell were exchanged for an equal number of shares of Ampersand.

        During 2000, AccuMed received an additional 128,571 common shares of Ampersand upon the amendment of AccuMed's patent and technology license agreement with Ampersand. These shares were recorded at a fair market value of $257,142 on their date of issuance.

        A total of 85,776 shares of Ampersand stock were sold during 2000 on the open market for proceeds of $331,574. A realized gain on the sale of these shares of $331,574 has been recorded in the statement of operations for the year ended December 31, 2000.

        AccuMed's investment in Ampersand shares is as follows at December 31:


                                               2000           1999
                                            ----------      --------
Shares held                                   192,088        149,293
Market value                                $ 195,085       $121,301
Unrealized (depreciation) appreciation      $ (62,057)      $121,301

7. INVENTORIES

        Inventories include the following at December 31:


                                           2000          1999
                                         --------      --------
Raw material and packaging supplies      $539,944      $529,919
Work in process                                --            --
Finished goods                             99,276       171,000
                                         --------      --------
           Total                         $639,220      $700,919
                                         ========      ========

8. PROPERTY AND EQUIPMENT

        Property and equipment includes the following at December 31:

                                       Estimated
                                       Useful Life        2000           1999
                                      ------------    ------------   -----------
Equipment                             3 - 5 Years     $ 1,885,280    $ 1,876,344
Leasehold improvements                    5 Years         182,646        140,290
                                                      -----------    -----------
                                                        2,067,926      2,016,634
Less accumulated depreciation and
    amortization                                       (1,682,554)    (1,311,361)
                                                      -----------    -----------

         Total                                        $  385,372     $   705,273
                                                      ==========     ===========

        Maintenance and repair expenses for the years ended December 31, 2000, 1999 and 1998 were $2,539, $14,663 and $55,942, respectively. There were no material capital commitments outstanding as of December 31, 2000.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following at December 31:


                               2000          1999
                             --------      --------
Litigation reserves          $392,683      $485,000
Accrued franchise taxes        84,284            --
Accrued rent                   22,248       103,247
Payroll and related           178,065       136,787
Other                          69,740        25,149
                             --------      --------
        Total                $747,020      $750,183
                             ========      ========

10. DEBT

        Debt at December 31, 2000 and 1999, respectively, consists of the following:

                                                              2000           1999
                                                            --------      --------
Note payable to Ampersand                                   $330,000      $     --
Floating rate convertible note payable                       151,288       342,550
Non-interest bearing repayable contribution                  187,000       187,000
                                                            --------      --------
        Total long-term debt                                 668,288       529,550
        Less current installments                            668,288       362,550
                                                            --------      --------
        Long-term debt, excluding current installments      $     --      $167,000
                                                            ========      ========

        As a result of the signing of a letter of intent to merge with Ampersand on September 22, 2000, AccuMed received an aggregate of $330,000 in advances from Ampersand in the form of a note payable. The note bears interest at a rate of prime, plus 2.5%, per annum and was converted into a new $800,000 note upon the signing of a definitive merger agreement with Ampersand on February 7, 2001. See Note 19 Subsequent Events.

        The floating rate convertible note payable, which is denominated in Canadian dollars ($217,855 Canadian at December 31, 2000), is due on demand, or in the event not called, principal payments are required at a rate of $25,000 U.S. dollars per month, plus interest at a rate of 6.0% over the Canadian prime rate. The note is convertible into shares of AccuMed's common stock at a price of $1.43 per share.

        The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on sales of product and available funds. At December 31, 2000, AccuMed was past due in making certain of its payment obligations under this program. As a result, AccuMed's repayment obligation is callable.

        Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows:

                                  2001              $668,288
                                  2002                    --
                                  2003                    --
                                  2004                    --
                                  2005                    --
                                  Thereafter              --

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. STOCKHOLDERS' EQUITY

        On February 23, 1998, AccuMed exchanged $5,275,000 in principal amount of its 12% convertible promissory notes plus accrued interest thereon of $329,030 for 1,245,338 shares of Series A convertible preferred stock and 3-year warrants to purchase 207,557 shares of common stock at an exercise price of $6.75 per share. The preferred stock is convertible into common stock at a conversion price of $6.75 per share. The Company registered the resale of the shares of common stock underlying the preferred stock and warrants with the Securities and Exchange Commission during 1998. See Note 18 Debt Extinguishment.

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

        During the years ended December 31, 2000, 1999 and 1998, 354,187 shares, 17,718 shares and 283,236 shares, respectively, of Series A convertible preferred stock were converted into 236,127 shares, 11,813 shares and 188,824 shares, respectively, of common stock. At December 31, 2000, there are 590,197 shares of Series A convertible preferred stock outstanding that are convertible into 393,465 shares of common stock.

        Warrants

        At December 31, 2000, AccuMed had outstanding warrants to purchase shares of common stock at any time through the expiration date as follows:

                         Shares             Price         Expiration Date
                       ---------            -----         ---------------
                          20,266             4.92         None
                          20,266             9.84         None
                          20,266            14.82         None
                          16,667             7.50         January, 2001
                          16,667            12.75         January, 2001
                         207,557             6.75         March 2001
                          33,334             6.75         March, 2002
                           8,334            15.00         August, 2002
                          40,964            15.56         September, 2002
                          16,667             4.50         February, 2003
                       1,561,817             4.50         March, 2005

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Stock Option Plan

        AccuMed has the following stock option plans for its employees, directors and consultants: the 1992 plan, the 1995 plan and the 1997 plan. Terms of the plans are summarized as follows:

Exercise Price - Fair market value as determined by the closing price of the common stock on the date of issuance as reported by NASDAQ.

Vesting Period - A portion of the options granted to certain participants vest immediately with the remaining options vesting on varying schedules not exceeding six years from date of grant. Options granted to others vest on varying schedules not exceeding six years from date of grant.

Shares Available - At December 31, 2000 there were 126,339 shares available for grant under the Plans. The maximum number of shares that may be issued under the plans is 494,259 at December 31, 2000.

        AccuMed applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans for employees. Accordingly, no compensation cost has been recorded. Had compensation cost for the Company's Stock Option Plans been determined consistent with FASB Statement No. 123, the Company's net (loss) income and net (loss) income per share would have been as indicated below.

                                                               Year Ended December 31,
                                              -------------------------------------------------------
                                                   2000                 1999                1998
                                              --------------       --------------      --------------
Net (loss) income, as reported                $   (3,097,952)      $    1,396,378      $   (8,176,349)
Net (loss) income, pro forma                  $   (4,258,602)      $      715,784      $  (10,476,223)
Net (loss) income per share, as reported      $        (0.55)      $         0.25      $        (1.61)
Net (loss) income per share, pro forma        $        (0.75)      $         0.13      $        (2.06)


        The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998.



                               Year Ended December 31,
                             -------------------------
                              2000     1999      1998
                             -----     -----     -----
Dividend yield                  0%        0%       0%
Volatility                    143%      143%      30%
Risk free interest rate      6.53%     5.23%    7.00%
Expected life in years          5         5       10

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Stock option activity during the periods indicated was as follows:


                                                                               Weighted
                                                    Number of              Average Exercise
                                                     Options                    Price
                                                    ---------              ----------------
                  Balance at December 31, 1997       416,252                   $ 20.70

                             Granted                 370,004                   $  4.87

                             Exercised                (8,250)                  $  7.00

                             Forfeited              (277,852)                  $ 18.23

                             Expired                      --                        --
                                                    --------

                  Balance at December 31, 1998       500,154                   $ 10.60

                             Granted                 307,670                   $  1.20

                             Exercised                    --                        --

                             Forfeited              (114,925)                  $ 19.10

                             Expired                    (792)                  $  8.34
                                                    --------

                  Balance at December 31, 1999       692,107                   $  4.98

                             Granted                 246,670                   $  2.23

                             Exercised                    --                        --

                             Forfeited               (18,751)                  $  3.23

                             Expired                  (5,243)                  $  5.51
                                                    --------

                  Balance at December 31, 2000       914,783                   $  5.05
                                                    ========

The fair value of options granted in 2000, 1999 and 1998 was $2.02, $1.09 and $2.72 per share, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2000:

                                   Options outstanding                     Options exercisable
                       -----------------------------------------       -------------------------
                                        Weighted
                                        Average         Weighted                        Weighted
                                       Remaining         Average                         Average
       Range of           Number      Contractual       Exercise          Number        Exercise
   exercise prices     Outstanding        Life            Price        Exercisable        Price
   ----------------    -----------    -----------      ---------       -----------      --------
    $0.97 to $1.31       289,006         8.24            $ 1.21          144,756         $ 1.21

        $2.31            200,000         9.17              2.31           50,000           2.31

    $3.94 to $4.50       270,004         7.11              4.46          270,004           4.46

    $6.00 to $6.78        50,417         6.40              6.01           50,417           6.01

        $10.50            19,890         0.08             10.50           19,890          10.50

   $22.50 to $23.64       80,882         5.05             23.52           80,882          23.52

   $37.50 to $50.28        4,584         0.57             40.98            4,584          40.98
                         -------                                         -------
   $0.97 to $50.28       914,783         7.51              5.05          620,533           6.60
                         =======                                         =======

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. INCOME TAXES

        AccuMed's income tax provision for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:

                                                      2000      1999          1998
                                                    --------  --------      --------
             Income from continuing operations      $     --  $     --      $     --
             Discontinued operations                      --   140,000            --
             Extraordinary item                           --        --            --
                                                    --------  --------      --------
                                                    $     --  $140,000      $     --
                                                    ========  ========      ========

        A reconciliation of the significant differences between AccuMed's effective tax rate applicable to income from continuing operations and the federal statutory tax rate for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                        2000          1999          1998
                                       --------      --------      --------
Federal statutory income tax rate       (34.0)%       (34.0)%       (34.0)%
State taxes, net of federal
    benefit                              (6.0)         (6.0)         (6.0)
Increase in valuation allowance          40.0          40.0          40.0
                                       ------        ------        ------
Effective income tax rate                 0.0%          0.0%          0.0%
                                       ======        ======        ======

        The net deferred tax assets and liabilities consist of the following at December 31:

                                                 2000               1999
                                             ------------       ------------
Deferred tax assets:
   Net operating loss carryforwards          $ 14,593,000       $ 12,972,000
   Research and development credits               657,000            595,000
   Other                                        1,235,000          1,763,000
                                             ------------       ------------
                      Total                    16,485,000         15,330,000
Valuation allowance                           (16,485,000)       (15,330,000)
                                             ------------       ------------
Net deferred tax assets and liabilities      $         --       $         --
                                             ============       ============

        At December 31, 2000, AccuMed had approximately $36,483,000 and $20,667,000 in net operating losses for federal and state tax purposes, respectively, available to be carried forward to future periods. The carry forwards expire from 2006 to 2020 for federal purposes and from 2012 to 2020 for state purposes.

        AccuMed's credits for research and development available to offset future federal income taxes expire from 2002 to 2014.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        Based upon the level of historical taxable losses and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not AccuMed will not realize the benefits of these deductible differences. In addition, utilization of net operating loss carryforwards and research and development credits available to offset future taxable income may be subject to annual limitations as a result of previous changes in ownership of the AccuMed. Accordingly, management of AccuMed has provided a valuation allowance equal to its recorded deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $1,155,000 and a decrease of $1,322,000, respectively.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. LEASES

        Operating Leases

        AccuMed leases its facility under an operating type lease expiring in 2004. Rental expense is recognized on a straight-line basis over the life of the lease. As a result of AccuMed's consolidation of certain of its facilities and re-negotiation of its leasing arrangements, AccuMed recorded an expense in 1999 for the write-off of $137,211 in net book value of impaired leasehold improvements. At December 31, 2000 and 1999, accounts payable and other current liabilities include an accrual of $68,915 and $103,247, respectively, for rent concessions as part of the re-negotiated leasing arrangements. Total rental expense under operating leases during the years ended December 31, 2000, 1999 and 1998 was $251,000, $531,000 and $379,000, respectively.

        Future minimum annual lease payments under operating leases as of December 31, 2000 are:

                                   Year                  Amount
                                   ----                  ------
                                      2001              $209,000

                                      2002              $152,000

                                      2003              $160,000

                                      2004              $124,000

                                Thereafter              $     --


14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Non-cash investing and financing activities:

        During the year ended December 31, 2000, AccuMed received 128,571 shares of Ampersand common stock and a $100,000 note receivable in exchange for amending its patent and technology license agreement with Ampersand. AccuMed also received an aggregate of $500,000 in notes in exchange for license agreements entered into with MonoGen. During 2000, 354,187 shares of Series A convertible preferred stock were converted into 236,127 shares of common stock.

        During the year ended December 31, 1999, 17,718 shares of Series A convertible preferred stock were converted into 11,813 shares of common stock.

        During the year ended December 31, 1998, AccuMed extinguished debt with a carrying value of $4,818,800 through the issuance of convertible preferred stock and common stock warrants with a fair value of $5,986,880 including transaction fees, resulting in an extraordinary loss of $1,168,000. AccuMed satisfied its obligation under a $1,000,000 note payable through the issuance of 222,223 shares of common stock. During 1998, 283,236 shares of Series A convertible preferred stock were converted into 188,824 shares of common stock. AccuMed issued a note in 1998 for $342,550 in connection with the purchase of a one-third interest in Oncometrics Imaging Corp. stock it did not already own.

                                                              Year Ended December 31,
                                                       -------      --------      ----------
     Cash paid during the year for:                      2000         1999           1998
                                                       -------      --------      ----------
     Operating Activities

           Interest                                    $41,186      $292,008      $1,336,566

           Income taxes                                     --      $105,000              --

     Investing and Financing Activities

           Deposit reclassified to fixed assets             --            --      $  125,000

15. COMMITMENTS AND CONTINGENCIES

        The company is involved in a legal proceeding with a certain vendor regarding a dispute over delivery of services. AccuMed has recorded an estimated accrual of $393,000 relating to the probable settlement of these legal proceedings. See Note 9, Other Current Liabilities.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16. LICENSE AGREEMENTS

        On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc., whereby AccuMed agreed to license its patents and proprietary information and rights to Ventana for certain medical applications. Under the terms of the agreement, AccuMed has received and deferred an up-front licensing fee, advance royalty payment, and development funds. Additional development funds will be received over the next twelve months for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana. The deferred up-front licensing fee is being recognized as revenue systematically over the 36-month term of the agreement. The advance royalty payment will be recognized as revenue during the period that the royalties are earned on the sale of covered products. AccuMed is required under the agreement to complete certain development obligations. Qualifying development costs incurred during the development process are being charged against the deferred development funds received. The excess amount of development funds, if any, over the amount of qualifying costs incurred will be recognized in income upon the completion of the development process. AccuMed does not anticipate that any excess development funds will be material.

        On March 29, 2000, the Company entered into a patent and technology license agreement with BCAM International, Inc., renamed CellMetrix, Inc. ("CellMetrix"), whereby AccuMed agreed to license its patents and proprietary information and rights to CellMetrix for certain medical applications. Under the terms of the agreement, AccuMed received a guaranteed license fee upon signing of the agreement. The amount of the guaranteed license fee received was deferred and being recognized over the 60-month term of the agreement. Effective September 1, 2000, AccuMed and CellMetrix mutually agreed to terminate the license agreement. As a result of the termination, the carrying amount of the deferred licensing fees of $229,000 was recognized as other income in the statement of operations for the year ended December 31, 2000. AccuMed is not required to refund any portion of the guaranteed license fee it received and has no further performance commitments under this terminated agreement.

        On March 29, 2000, AccuMed also entered into a letter agreement to reinstate and amend its September 4, 1998 patent and technology license agreement with Ampersand. Upon signing of the letter agreement, AccuMed received an up-front license fee. On June 9, 2000, AccuMed signed a formal amendment to the agreement and received an advance royalty in the form of cash. AccuMed also received a $100,000 convertible note and 128,571 shares of Ampersand common stock as an additional advance royalty. AccuMed has deferred the amount of the up-front license fee it received. This fee is being recognized as revenue systematically over the remaining 41-month term of the agreement. The advance royalties are being recognized as revenue during the period that the royalties are earned on the sale of covered products.

        On December 29, 2000, AccuMed and Oncometrics entered into agreements to license their patents and intellectual property to MonoGen for certain medical applications. Promissory notes in the aggregate amount of $500,000 were issued by Monogen as consideration for the up-front license fees due under the agreements. The up-front license fees have been deferred and will be recognized as revenue in the first quarter of 2001 upon the completion by AccuMed of its obligations under the agreements.

17. RELATED-PARTY TRANSACTIONS

        On February 2, 1998 a director/stockholder loaned AccuMed $1,000,000 at 12% annual interest plus 16,667 5-year warrants to purchase common stock at an exercise price of $9.36 per share. The loan was converted into common stock under the terms of a private placement of common stock in March 1998 and the exercise price of the warrants were re-priced to $4.50 per share.

18. DEBT EXTINGUISHMENT

        In 1998, AccuMed incurred an extraordinary loss of $1,168,080 related to the exchange of $5,275,000 in principal amount of its 12% convertible notes into Series A convertible preferred stock. This loss included stock, warrants and fees paid to the placement agent, warrants issued as an inducement to the converting noteholders, and the write-off of a proportional amount of deferred financing costs associated with the issuance of the convertible notes. The placement agent received fees of $175,000, 8,334 shares of common stock valued at $40,000, 7-year warrants to purchase 58,334 shares of common stock at $6.75 per share valued at $84,000, and repricing of previously issued 4-year warrants to purchase 33,334 shares of common stock at an exercise price of $18.75 per share to $6.75 per share, valued at $26,000. The converting noteholders received 3-year warrants to purchase 207,557 shares of common stock at an exercise price of $6.75 per share, valued at $37,380.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        AccuMed utilized the Black-Scholes pricing model to determine the fair value of warrants issued. The following assumptions were incorporated into the model: risk-free rate -- 6%, expected volatility -- 30%, and expected dividend -- zero. The risk-free rate is determined based on the interest rate of U.S. government treasury obligations with a maturity date comparable to the life of the warrant issued. Other assumptions, relating to warrant life, strike price and stock price, were determined at the date the warrant was issued.

19. SUBSEQUENT EVENTS

        On February 7, 2001, AccuMed signed an agreement to merge with Ampersand. Under the terms of the agreement, holders of AccuMed's common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock in exchange for each share of AccuMed common stock. Each share of AccuMed's Series A Convertible Preferred Stock will be exchanged for one share of preferred stock of Ampersand that will be convertible into Ampersand common stock. Consummation of the merger is subject to customary closing conditions, including the approval of AccuMed's stockholders, and the registration of the Ampersand common shares with the Securities and Exchange Commission. Closing of the merger is expected to occur in the second quarter of 2001.

        On February 7, 2001, AccuMed received a $470,000 advance from Ampersand to be used for working capital purposes. AccuMed issued a note payable of $800,000, which includes $330,000 of previously advanced funds, to Ampersand. On March 1, 2001, AccuMed received an additional advance of $225,000 from Ampersand and issued a corresponding note payable. These notes bear interest at prime, plus 2.5%, and are secured by AccuMed's inventory and a certain customer contract. These notes will be dissolved upon the consummation of the merger or will be due and payable upon the earliest of May 31, 2001 or the termination of the merger agreement. The due date of the note may be extended upon mutual agreement of the parties.

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AccuMed International, Inc.:

Under date of March 8, 2001 we reported on the consolidated balance sheets of AccuMed International, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of AccuMed International, Inc. and subsidiary referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statement schedule included in the annual report on Form-10-K for the year 2000 does not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ KPMG LLP

Chicago, Illinois
March 8, 2001

                   ACCUMED INTERNATIONAL, INC AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

   Reserves and
    Allowances
  deducted from
  asset accounts

                                       Additions
                       Balance at      Charged to      Write-offs                          Balance
                       Beginning       Costs and          and                             at End of
   Description         of Period        Expenses        Disposals      Other Changes        Period
-------------------   ------------    ------------    ------------    ---------------    -----------
  Allowance for
  uncollectible
     accounts
    receivable

    Year Ended
December 31, 1998          --          $245,592            --               --            $245,592

    Year Ended
December 31, 1999      $245,592            --         ($245,593)            --              ---

    Year ended
December 31, 2000          --              --              --               --              ---

    Inventory
Valuation Reserve

    Year ended
December 31, 1998          --              --              --               --              ---

    Year ended
December 31, 1999          --         $1,106,399           --               --           $1,106,399

    Year ended
December 31, 2000     $1,106,399           --         ($921,606)            --            $184,793

     Reserve
 Allowances which
 support balance
  sheet caption
     reserves

                                      Deductions
                                       Credited
                      Balance at       to Costs        Payments                           Balance
                       Beginning          and            Under                           at End of
   Description         of Period       Expenses        Warranty       Other Changes        Period
-------------------   ------------    ------------    ------------    ---------------    -----------
Warranty Reserves


    Year ended
December 31, 1998       $30,000            --              --           ($18,000)(a)      $12,000


    Year ended
December 31, 1999       $12,000        ($12,000)           --              --                --


    Year Ended
December 31, 2000          --              --              --              --                --

     (a) Reserves of Oncometrics Imaging Corp. reclassified in current year

                                       Additions                         Amounts
                      Balance at      Charged to       Payments        Reclassified      Balance
                       Beginning       Costs and        Against       from Accounts      at End of
   Description         of Period       Expenses         Reserve          Payable           Period
-------------------   ------------    ------------    ------------    ---------------    -----------
    Litigation
     Reserves


    Year ended
December 31, 1998          --              --              --               --              ---


    Year ended
December 31, 1999          --          $377,517       ($330,937)         $438,420         $485,000


    Year ended
December 31, 2000      $485,000            --          ($92,317)            --            $392,683

                                      Provisions
                      Balance at       (Credits)                                          Balance
                       Beginning       to Income                                         at End of
   Description         of Period         Taxes                                             Period
-------------------   ------------    ------------    ------------    ---------------    -----------
   Deferred Tax
 Asset Valuation
    Allowance


    Year ended
December 31, 1998     $13,276,000     $3,376,000           --               --           $16,652,000


    Year ended
December 31, 1999     $16,652,000     ($1,322,000)         --               --           $15,330,000


    Year ended
December 31, 2000     $15,330,000     $1,155,000           --               --           $16,485,000