Form 10-Q
period 2001-03-31
ACCUMED INTERNATIONAL INC
filed 2001-05-15
CIK 888335

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 2001.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____  to _____.


                         Commission file number: 0-20652


                           ACCUMED INTERNATIONAL, INC.
             ------------------------------------------------------
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

                                 Yes [X]  No [ ]


The registrant had 5,739,838 shares of common stock outstanding as of May 10, 2001.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
  PART I.     FINANCIAL INFORMATION

  Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets
                 as of March 31, 2001 (unaudited) and December 31, 2000 .....................         1

              Condensed Consolidated Statements of Operations
                 for the Three Months Ended March 31, 2001 and 2000 (unaudited) .............         2

              Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 2001 and 2000 (unaudited) .............         3

              Notes to Condensed Consolidated Financial Statements (unaudited) ..............         4

  Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................................         6

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk ....................         9

PART II.OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K...............................................        10

SIGNATURES     ..............................................................................        11

                         PART I - FINANCIAL INFORMATION
                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         UNAUDITED            AUDITED
                                                     -----------------------------------
                          ASSETS                     March 31, 2001    December 31, 2000
                                                     --------------    -----------------
CURRENT ASSETS
   Cash and cash equivalents                          $    633,724       $        462
   Accounts receivable                                      38,170             19,600
   Prepaid expenses and other current assets                10,000             18,984
   Available-for-sale security                             294,125            195,085
   Notes receivable                                           --              492,772
   Inventories                                             632,220            639,220
                                                      ------------       ------------
      TOTAL CURRENT ASSETS                               1,608,239          1,366,123
                                                      ------------       ------------

Property and equipment, net                                289,675            385,372
Purchased technology, net                                3,358,365          3,523,866
Patents, net                                               756,408            775,416
                                                      ------------       ------------

                                                      $  6,012,688       $  6,050,777
                                                      ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of debt                            $  1,557,241       $    668,288
   Accounts payable                                        256,490            330,168
   Accrued interest                                         29,088             13,161
   Deferred revenues, current portion                      322,435            419,739
   Other current liabilities                               851,481            747,020
                                                      ------------       ------------
      TOTAL CURRENT LIABILITIES                          3,016,734          2,178,376
                                                      ------------       ------------

Deferred revenues                                        1,036,152          1,487,973

STOCKHOLDERS' EQUITY
   Preferred stock, Series A convertible                 2,576,185          2,655,893
   Common stock, $0.01 par value                            57,398             57,280
   Additional paid-in capital                           61,290,333         61,210,743
   Accumulated other comprehensive income (loss)           (95,425)          (190,939)
   Accumulated deficit                                 (61,651,953)       (61,131,812)
   Treasury stock                                         (216,737)          (216,737)
                                                      ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                         1,959,801          2,384,428
                                                      ------------       ------------

                                                      $  6,012,688       $  6,050,777
                                                      ============       ============


     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,


                                                                   UNAUDITED
                                                         -----------------------------
                                                             2001              2000
                                                         ------------       ----------
Net sales                                                 $      --         $   154,963
Licensing fees and royalties                                  583,535              --
                                                          -----------       -----------
        Total net revenues                                    583,535           154,963
                                                          -----------       -----------

Operating expenses:
        Cost of sales                                            --              43,681
        Cost of revenues                                       12,712              --
        General and administrative                            880,100           788,168
        Research and development                              182,142           352,368
        Sales and marketing                                    37,667            72,589
                                                          -----------       -----------
           Total operating expenses                         1,112,621         1,256,806
                                                          -----------       -----------

Operating loss                                               (529,086)       (1,101,843)
                                                          -----------       -----------

Other income (expense):
        Interest expense                                      (23,380)           (7,500)
        Realized gain on available-for-sale security             --             326,844
        Other income (expense), net                            32,324            15,335
                                                          -----------       -----------
           Total other income (expense)                         8,944           334,679
                                                          -----------       -----------

Loss before income taxes                                     (520,141)         (767,164)

Income tax expense                                               --                --
                                                          -----------       -----------

Net loss                                                     (520,141)         (767,164)
                                                          ===========       ===========

Basic and diluted net loss per share                      $     (0.09)      $     (0.14)
                                                          ===========       ===========

Weighted average common shares outstanding                  5,736,689         5,535,507
                                                          ===========       ===========



      See accompanying notes to condensed consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                               UNAUDITED
                                                                      -----------------------------
                                                                         2001               2000
                                                                      -----------       -----------

OPERATING ACTIVITIES:
         Net loss                                                     $  (520,141)      $  (767,164)
         Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
            Depreciation and amortization                                 257,567           263,725
            Gain on sale of property and equipment                        (22,586)             --
            (Decrease) increase in deferred revenues                     (549,125)        1,339,967
            Changes in other operating assets and liabilities             536,895          (439,843)
                                                                      -----------       -----------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (297,390)          396,685
                                                                      -----------       -----------

INVESTING ACTIVITIES:
         Proceeds from repayment of note receivable                          --             400,000
         Proceeds from sale of available-for-sale security                   --             326,844
         Proceeds from sale of property and equipment                      45,225              --
                                                                      -----------       -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                      45,225           726,844
                                                                      -----------       -----------

FINANCING ACTIVITIES:
         Proceeds from notes payable                                      920,000              --
         Repayment of notes payable                                       (31,047)          (25,000)
                                                                      -----------       -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           888,953           (25,000)
                                                                      -----------       -----------
                                                                      -----------       -----------
EFFECT OF EXCHANGE RATES ON CASH                                           (3,526)             (708)
                                                                      -----------       -----------
                                                                      -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 633,262         1,097,821
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              462           196,303
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   633,724       $ 1,294,124
                                                                      ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   PREPARATION OF INTERIM FINANCIAL STATEMENTS

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly our financial position as of March 31, 2001, and our results of operations and cash flows for the three-month period ended March 31, 2001 and 2000. Our interim results are not necessarily indicative of the results we expect for the full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on Form 10-K.

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of AccuMed and its wholly-owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   COMPREHENSIVE LOSS


                                                                Three Months Ended
                                                                     March 31,
                                                              -------------------------
                                                                 2001           2000
                                                              ----------      ---------
Net loss                                                      $(520,141)      $(767,164)
Other comprehensive income (loss)
  Reclassification of realized gain included in net loss           --          (326,844)
  Change in fair value of available-for-sale security            99,040         471,520
  Foreign currency translation adjustments                       (3,526)         (708)
                                                              ---------       ---------
Comprehensive loss                                            $(424,627)      $(623,196)
                                                              =========       =========


4.   INVENTORIES

     Inventories are summarized as follows:


                                                           March 31,         December 31,
                                                              2001               2000
                                                           ---------         -----------
Raw material                                                $539,944           $539,944
Work in process                                                 --                 --
Finished goods                                                92,276             99,276
                                                            --------           --------
Total inventories                                           $632,220           $639,220
                                                            ========           ========

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                  Three Months Ended March 31,
                                                   ----------------------------
                                                      2001           2000
                                                   ----------      ----------
OPERATING ACTIVITIES:
    Interest paid                                  $    7,453      $    2,345
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Preferred stock converted to common stock      $   79,708      $1,115,537



6.   MONOGEN LICENSE AGREEMENTS

     On December 29, 2000, we entered into license agreements with Monogen, Inc. and received $500,000 of notes receivable as consideration for the license fees due under the agreements. In the first quarter of 2001, we collected the balance due under these notes in full. We also recognized as revenue in 2001 the total amount of the license fees received of $491,012, net of interest imputed on the notes, since we completed all of our remaining obligations under the agreements.

7.   PENDING MERGER

     On February 7, 2001, we signed an agreement to merge with Ampersand Medical Corporation. Under the terms of the agreement, holders of our common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock for each share of AccuMed common stock held. Each share of our Series A convertible preferred stock will be exchanged for one share of Ampersand's preferred stock that will be convertible into Ampersand's common stock. Consummation of the merger is subject to customary closing conditions, including the approval of AccuMed's stockholders, and the registration of the Ampersand common shares with the Securities and Exchange Commission. On May 10, 2001, we amended the merger agreement to extend the termination date to July 31, 2001. The termination date will be automatically extended to September 30, 2001 if the proxy statement-prospectus for the merger is not declared effective by the Securities and Exchange Commission by June 17, 2001. Closing of the merger is expected to occur in the third quarter of 2001.

     In conjunction with the signing of the merger agreement, we received a $470,000 advance from Ampersand. We issued an $800,000 note to Ampersand, which includes $330,000 of funds previously advanced by Ampersand. On each of March 1 and March 30, 2001, we received additional advances of $225,000 each from Ampersand. On May 1, 2001, we received an additional advance of $150,000. The notes for these advances bear interest at prime, plus 2.5%, and are secured by our inventory and certain customer contracts. These notes will be dissolved upon consummation of the merger or will be due and payable upon the termination of the merger agreement. The due date of the notes may be extended upon mutual agreement of the parties.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AccuMed markets and develops cost effective screening instruments and systems for clinical diagnostic laboratories, hospitals and others. Our integrated systems use reliable, accurate and innovative products and methods to provide laboratories with comprehensive solutions that are intended to improve efficiency and reduce costs while significantly improving disease detection. We are currently developing cytology computer-aided image cytometry instruments and systems that support early detection and diagnosis programs for screening high-risk individuals for cellular diseases, such as lung cancer. We expect to incur additional operating losses over at least the next 12 months primarily as a result of expenditures for corporate overhead and development.

OVERVIEW

     On February 7, 2001, we signed an agreement to merge with Ampersand Medical Corporation. Under the terms of the agreement, holders of our common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock for each share of AccuMed common stock held. Each share of our Series A convertible preferred stock will be exchanged for one share of Ampersand's preferred stock that will be convertible into Ampersand's common stock. Consummation of the merger is subject to customary closing conditions, including the approval of AccuMed's stockholders, and the registration of the Ampersand common shares with the Securities and Exchange Commission. On May 10, 2001, we amended the merger agreement to extend the termination date to July 31, 2001. The termination date will be automatically extended to September 30, 2001 if the proxy statement-prospectus for the merger is not declared effective by the Securities and Exchange Commission by June 17, 2001. Closing of the merger is expected to occur in the third quarter of 2001.

     In conjunction with the signing of the merger agreement, we received a $470,000 advance from Ampersand. We issued an $800,000 note to Ampersand, which includes $330,000 of funds previously advanced by Ampersand. On each of March 1 and March 30, 2001, we received additional advances of $225,000 each from Ampersand. On May 1, 2001, we received an additional advance of $150,000. The notes for these advances bear interest at prime, plus 2.5%, and are secured by our inventory and certain customer contracts. These notes will be dissolved upon consummation of the merger or will be due and payable upon the termination of the merger agreement. The due date of the notes may be extended upon mutual agreement of the parties.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED WITH YEAR ENDED MARCH 31, 2000

     REVENUES AND COST OF SALES

     Our net revenues were $584,000 for the three months ended March 31, 2001 compared to $155,000 for the three months ended March 31, 2000. Net revenues for 2001 include one-time licensing fees of $491,000 recognized under agreements with Monogen, Inc. that we signed late in the fourth quarter of 2000. The 2001 period also includes licensing fees, royalties, and fees under a per-use contract that we earned on agreements signed in 2000 that are not reflected in the prior year revenues. Net revenues for the 2000 period represent the sale of one AcCell-Savant and four AcCell units. There were no units sold in the 2001 period. Cost of revenues in 2001 represents the cost of one unit installed under our per-use contract.

     OPERATING EXPENSES

     General and administrative expenses increased by $92,000, or 11.7% from $788,000 in the 2000 period to $880,000 in the 2001 period. The increase in these expenses is a result of a one-time charge of $227,000 related to the termination of our professional services agreement with our chief executive officer, Paul Lavallee, as required under our merger agreement with Ampersand. Mr. Lavallee will continue to serve as our chief executive officer through the closing of the merger. This one-time charge was offset by our efforts to reduce corporate expenditures, in particular legal and consulting fees, travel, and rent.

     Research and development expenses decreased by $170,000, or 48.3%, from $352,000 in 2000 to $182,000 in 2001. The decrease in these expenses is substantially a result of reducing personnel and scaling back our research and development efforts.

     Sales and marketing expenses were $38,000 for the three months ended March 31, 2001 compared to $73,000 for the 2001 period. Our expenses decreased primarily as result of personnel reductions and reduced discretionary spending.

     OTHER INCOME AND EXPENSE

     Interest expense for the three months ended March 31, 2001 was $23,000 compared to $8,000 for the 2000 period. The increase in interest expense is a result of receiving a total of $1,250,000 of advances from Ampersand pending the completion of our merger with Ampersand.

     In the 2000 period, we sold a total of 85,776 of our Ampersand common shares on the open market for proceeds of $326,844. A realized gain on the sale of these shares of $326,844 was recorded.

     Other income for the 2001 period includes interest income of $8,000 and a gain on the sale of property and equipment of $23,000. Other income in 2000 includes interest income of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

     AccuMed has incurred, and continues to incur, losses from operations and has a working capital deficiency. For the years ended December 31, 2000 and 1999, AccuMed incurred net losses from continuing operations of $3,098,000 and $6,803,000, respectively. For the three months ended March 31, 2001, our net loss was $520,000. At March 31, 2001, we have a working capital deficiency of $1,408,000, and our available resources are not presently sufficient to fund our expected cash requirements through the end of 2001. These conditions raise substantial doubt about AccuMed's ability to continue as a going concern.

     In 2000 and the first quarter of 2001, we implemented strategies to reduce losses from operations and cash used in operating activities. These strategies include reducing personnel, curtailing certain research and development efforts, and cutting discretionary expenditures. As a result of our signing of the merger agreement with Ampersand, we have received in 2001 an aggregate of $1,070,000 in advances from Ampersand to be used for working capital purposes. The merger agreement requires further monthly advances from Ampersand through September 2001 of $100,000 automatically or up to $225,000 as requested by AccuMed. The Ampersand advances will be dissolved upon consummation of the merger or will be due and payable upon the termination of the merger agreement. The due date for repayment of these advances may be extended upon mutual agreement of AccuMed and Ampersand. Through March 31, 2001, we collected the full $500,000 of notes due from MonoGen. Development milestone payments in the aggregate amount of

$400,000 are scheduled for receipt in 2001 from Ventana Medical Systems, Inc. under our license and development agreement with Ventana. In addition, we expect to begin shipping licensed product to Ventana beginning in the fourth quarter of 2001.

     We expect our merger agreement with Ampersand to be consummated in the third quarter of 2001. If we are not able to consummate the merger agreement, or if Ventana does not meet its payment obligation, or the development timetable with Ventana is not met or is substantially delayed, we would be required to pursue other strategies to maintain our liquidity. Our strategies would include substantially curtailing our development and marketing efforts, liquidating our inventories and technology portfolio or ceasing operations. This would materially and adversely affect AccuMed's business, financial condition, results of operations, and cash flows.

     At March 31, 2001, AccuMed has current debt of $1,557,000. Our debt consists of a Canadian dollar note of $120,000 ($190,000 in Canadian dollars), a non-interest bearing repayable contribution of $187,000, and $1,250,000 of notes payable to Ampersand. The Canadian dollar note is due on demand, or in the event not called, principal payments are required at a rate of $25,000 U.S. dollars per month, plus interest at a rate of 6.0% over the Canadian prime rate. The Canadian dollar note is convertible into shares of AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on future sales of product and available funds, as defined. AccuMed is currently past due in making certain of its payment obligations under this program. As a result, AccuMed's repayment obligation is callable. The Ampersand notes bear interest at prime, plus 2.5%, are secured by our inventory and certain customer contracts, and are due upon the earliest of July 31, 2001 or termination of the merger agreement. The due date of the notes may be extended upon mutual agreement of the parties.

     OPERATING ACTIVITIES

     For the three months ended March 31, 2001, we used $297,000 of cash for operating activities compared to the generation of $397,000 of cash from operations in 2000. The change in cash from operations reflects the receipt in 2001 of $500,000 in licensing fees compared to 2000 when we received $1,339,000 of licensing fees and advance royalties. The effect of this change is offset by our efforts to reduce expenditures.

     INVESTING ACTIVITIES

     For the three months ended March 31, 2001, we sold certain property and equipment for proceeds of $45,000. In 2000, we collected $400,000 from the repayment of a note receivable with Microsulis Corp. as a result our failed merger with Microsulis and received $327,000 of proceeds from the sale of our shares of Ampersand common stock. We do not anticipate material capital expenditures during 2001.

     FINANCING ACTIVITIES

     We received $920,000 in working capital advances from Ampersand during the three months ended March 31, 2001. In 2001 and 2000, we repaid $31,000 and $25,000, respectively, of our notes payable.

     We currently have no commitments with respect to sources of additional financing other than with respect to funds to be received under our agreements with Ampersand and Ventana.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     We hold shares of common stock of Ampersand Medical Corporation, a publicly traded company. As a result, our financial results could be significantly affected by changes in the traded market price of this security. We have debt instruments that are denominated in Canadian dollars. The interest rate for one of the Canadian dollar denominated debt instruments is variable based on changes in the Canadian prime rate of interest. Our notes payable with Ampersand have a variable interest rate based on the U.S. prime rate. As a result, our financial results could be significantly affected by changes in the exchange rate for Canadian dollars and to changes in the U.S. and Canadian prime rates of interest. We do not actively employ strategies to minimize our risks to these exposures.

     The following table presents information about the shares we hold in Ampersand as of March 31, 2001.


                                           SHARES              FAIR
                                            HELD               VALUE
                                            ----               -----
     Ampersand Medical Corporation         192,088           $294,125


     The following tables present information about our debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.


                                                                                               FAIR
                                          2001              2002              TOTAL            VALUE
                                          ----              ----              -----            -----
     Foreign currency risk:
       Principal                         $307,241         $   -             $307,241         $307,241
       Average interest rate               5.0%               -
       Exchange rate                      1.5783              -


                                                                                               FAIR
                                          2001              2002              TOTAL            VALUE
                                          ----              ----              -----            -----
     Interest rate risk:
       Principal                        $1,557,241        $   -            $1,557,241        $1,557,241
       Average interest rate               9.4%               -


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

                                    PART II.
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed herewith:

         Exhibit
          Number                      Description of Exhibit
          ------                      ----------------------

           10.1 Secured Promissory Note made March 30, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $225,000.

           10.2 Secured Promissory Note made May 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $150,000.

           10.3 Amendment No. 1 dated May 10, 2001 to the Agreement and Plan of Merger among AccuMed, AccuMed Acquisition Corp. and Ampersand Medical Corporation dated February 7, 2001.

     (b) No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACCUMED INTERNATIONAL, INC.

                                                 /s/ PAUL F. LAVALLEE
                                            ----------------------------------
                                                     Paul F.Lavallee
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Accounting Officer)


Date:  May 15, 2001

                                Index to Exhibits

    Exhibit
    Number                         Description of Exhibit
    ------                         ----------------------

      10.1 Secured Promissory Note made March 30, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $225,000.

      10.2 Secured Promissory Note made May 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $150,000.

      10.3 Amendment No. 1 dated May 10, 2001 to the Agreement and Plan of Merger among AccuMed, AccuMed Acquisition Corp. and Ampersand Medical Corporation dated February 7, 2001.