Form 10-K405/A
period 2000-12-31
ACCUMED INTERNATIONAL INC
filed 2001-07-10
CIK 888335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For The Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Transition Period From               To               .
                                        -------------    --------------


                         Commission file number 0-20652

                           AccuMed International, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                             36-4054899
                    --------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)


              920 N. Franklin Street, Suite 402, Chicago, IL 60610
              -----------------------------------------------------
                  (Address of principal (Zip Code)
                               executive offices)

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

     Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant on July 3, 2001 at a closing sale price of $0.30 as reported by the Nasdaq Bulletin Board was approximately $1,337,000. Number of shares of common stock outstanding on July 3, 2001: 5,739,838.

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

     The first product line consists of "AcCells(TM)" computer-aided microscopes, which help medical experts to examine and diagnose specimens of human cells. These products include:

     o robotic slide-feeding systems to load and unload slides from the microscope,

     o bar-code readers to ensure proper identification of samples being analyzed,

     o electro-mechanical scanning stages, that part of the AcCell microscope that allows the AcCell computer to move and focus the slide more accurately than a human can,

     o automatic physical dotters to mark the locations of cells of interest, and

     o data management system software to enable the medical experts to review the relevant medical histories and report the results of their examination or diagnosis directly into a medical record-keeping system without human transcription or repeat entries.

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

     As a result of AccuMed's modular instrument platforms for cytology and histology applications, AccuMed has focused its efforts to commercialize its technology through partnerships with companies and institutions with a business focus in the following markets, among others:

     o    Early lung cancer and other pulmonary disease detection and follow-up
     o    Cancer and infectious disease diagnostics
     o    Quantitative immunohistochemistry
     o    Cytogenetics, screening and toxicology including in-situ hybridization
     o    Anatomic pathology and information systems
     o Quality control and assurance for cytology/histology quality monitoring and reporting
     o    Telepathology and medical image archiving/databases
     o    Marker and probe development
     o    Drug development for cancer patients
     o    Linking diagnostics assays to therapeutics
     o    Cellular imaging and analysis
     o    Quantitative cytology and histology
     o    Microscopy-based tests
     o    Medical informatics

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

     o ACSr's automated operation makes it possible to measure thousands of cells per sample, thus increasing the statistical accuracy of tests.

     o ACSr's proprietary high precision computer-aided microscope with robotic slide handling and bar-coded sample identification ensures the reproducibility and reliability of results.

     o ACSr's proprietary electronic imaging and digital image processing are capable of selecting cells of interest, distinguishing them from background debris, cell clusters and non-targeted cells. This speeds the tedious non-interpretive functions while improving quality control and assurance.

     o ACSr's digital image processing and proprietary statistical analyses generate not only quantitative results but graphical displays as well (e.g., two-dimensional histograms, scattergrams and cell image gallery displays). These enable the user to detect subtle changes and rare cellular events readily and reliably.

     o ACSr's automated cell classification capability is customizable to the user's specifications. This eliminates the time consuming and labor-intensive process of manually classifying cells and provides flexibility for user-specific requirements.

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

     Features and benefits of the AcCell-Savant/research system include the following:

          o    Fully automated and high-speed operations
          o    Normalized DNA data with calibration
          o    Accurate, reproducible, and high resolution
          o    Classifiers providing high sensitivity & specificity
          o    Tunable to a wide variety of markers and probes
          o    Enables rapid generation of feasibility data
          o    Speeds drug research via faster protocols
          o    Suitable for new clinical screening assays
          o    Compatible with production-oriented AcCell-Savant Systems

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

     Features and benefits of the AcCell 3000 Review Station include the following:

     o    Small footprint and compact
     o    Enhanced user productivity
     o    Optimized slide throughput
     O    Data management system
     O    Customizable
     O    User options protected
     o    Excellent optical imaging
     o    Coupled to an analyzer
     o    Enables "PreView" of images of abnormal cells received from Analyzer
     o    AccuTech inside (i.e., "Savant powered")

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

     Features and benefits of the AccuTech systems include the following:

     o    High-precision computer-controlled imaging
     o    Fixed optical system without field-operation variability
     o    Computer-controlled illumination intensity with feedback control
     o    High-resolution, ultra-fast computer-controlled focusing subsystem
     o Power objective changer with full three-dimensional and illumination compensation
     o Integral rotating filter mechanism for high-speed multi-spectral sensing
     o    Rigid and fixed camera mounting system
     o    Automatic re-calibration system to ensure slide-by-slide data quality

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

     Feature and benefits of the Cognetix Analyzer include the following:

     o    MAC detection and tunable to a variety of probes
     o    Labor savings and walk-away automation
     o    Continuous and high-speed operations
     o    Image acquisition & sample classification software with classifiers
     o    Sample tracking
     o    Stable & reliable in field use with precision mechanics and focusing
     o    Environment-tolerant
     o    Photonic sensors
     o    Configurable, scalable, and easy to use
     o    Link to Review Station facilitates sending Dx images to Review Station
     o    Built-in quality control and assurance
     o    AccuTech inside (i.e., "Savant powered")

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

     Quandrant II customers are research and development scientists and clinicians who execute a commercialization agreement with AccuMed. Quadrant II creates an opportunity for a product pipeline for AccuMed through a virtual R&D organization that frees AccuMed from the direct expense of funding R&D for new applications development. This extramural R&D program is designed for leading researchers actively developing new clinical applications with commercial potential. These physicians, scientists and engineers are conducting funded research using cytometry and histometry at teaching hospitals, universities and research institutes. Benefits to participating researchers include:

     o    Discounted purchases of AcCell-Savant/ research and other R&D products
     o    Royalty-based revenue stream from AccuMed commercialized products
     o    Access to powerful and proprietary development tools
     o    Ongoing technical support, services and updates
     o    Access to advanced training and collaborations
     o    Potential to participate in new product beta-tests and clinical trials
     o    Participation in joint development projects
     o    Expedited commercialization of new clinical assays
     o    Support for patents and other intellectual property protection

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

INTELLECTUAL PROPERTY

     AccuMed relies on a combination of patents, licensing arrangements, trade names, trademarks, copyrights, trade secrets, know-how and proprietary technology as well as policies and procedures for maintaining the secrecy of trade secrets, know-how and proprietary technology in order to secure and protect its intellectual property rights. AccuMed has twenty-seven issued patents, three allowed patents, and forty pending patents in related technologies. AccuMed is also developing products (e.g., AcCell-Savant) that rely upon or utilizes the intellectual property of its wholly-owned subsidiary, Oncometrics. Oncometrics has five issued patents, two allowed patents, and twelve pending patents in related technologies.

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

     In June 1997, Merrill Corporation filed a complaint against AccuMed in the Circuit Court of Cook County, Illinois. The complaint alleged that AccuMed entered into a contract for printing services and failed to pay for the services rendered. AccuMed alleged that the invoices submitted to it were inaccurate and excessive, and that Merrill did not perform all of the services for which it purported to charge AccuMed. Merrill sought an award of $430,033, plus interest, attorneys' fees and costs.

     On May 29, 2001, a settlement was reached with Merrill. AccuMed agreed to pay Merrill an aggregate of $312,000 in cash in twelve installments of $26,000 per month from May 2001 through April 2002, with interest at a rate of 10% due with the final installment.

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


                                                 FISCAL YEARS ENDED DECEMBER 31,
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   -------------------------------------------------------------
                                      2000         1999         1998        1997         1996
                                   ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:

Net revenues                       $    477     $    136     $    327     $  1,001     $  1,412

Cost of sales                           122        1,146          856        1,557        1,394

Operating loss                       (3,654)      (6,446)      (9,796)     (15,800)     (13,387)

Interest expense                         39          501        1,411        3,569          458
Loss from continuing
   operations before income
   taxes                             (3,098)      (6,803)     (10,360)     (18,858)     (10,904)

Income taxes                           --           --           --           --           --

Loss from continuing operations      (3,098)      (6,803)     (10,360)     (18,858)     (10,904)
Income (loss) from
   discontinued operations             --          8,199        3,351        1,939         (670)

Net (loss) income                    (3,098)       1,396       (8,176)     (16,919)     (11,574)

PER SHARE DATA:
Basic loss from continuing
   operations                      ($  0.55)    ($  1.24)    ($  2.04)    ($  5.13)    ($  3.85)
Income (loss) from
   discontinued operations             --           1.49         0.66         0.53        (0.24)

Extraordinary loss                     --           --          (0.23)        --           --

Basic net (loss) income            ($  0.55)    $   0.25     ($  1.61)    ($  4.60)    ($  4.09)
Weighted average shares               5,653        5,491        5,080        3,675        2,829
   outstanding (000's)

BALANCE SHEET DATA:

Working capital (deficit)          ($   812)    $     39     ($ 1,393)    ($ 1,600)    $  2,150

Total assets                          6,051        7,222       13,448       16,085       13,444

Long-term debt                         --            167        5,782       11,455          231

Stockholders' equity                  2,384        5,668        4,223          733       10,136


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

     On March 24, 2000, AccuMed entered into a license and development agreement with Ventana Medical Systems, Inc., whereby AccuMed agreed to license its patents and proprietary information to Ventana for certain medical applications. Under the terms of the agreement, AccuMed received an up-front licensing fee, advance royalty payment, and development funds. Additional funds are required to be paid by Ventana to AccuMed during 2001for contract research. The agreement also provides for the sale of AcCell(TM) Systems to Ventana and royalties to be received in the future on the sale of covered products by Ventana.

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

     OPERATING EXPENSES

     General and administrative expenses decreased by $414,000, or 13.2%, from $3,147,000 in the 1999 period to $2,733,000 in the 2000 period. The decrease in these expenses is a result of reduced corporate level activity due to the sale of the microbiology business and our efforts to reduce expenditures, less administrative cost following our 1999 consolidation of AccuMed's operations, and the application of qualifying costs of $105,000 in 2000 to development funds received under our development obligation with Ventana. General and administrative expenses total $2,838,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Research and development expenses decreased by $727,000, or 38.9%, from $1,870,000 in 1999 to $1,143,000 in 2000. The decrease in these expenses is a result of the application of qualifying costs of $358,000 in 2000 to development funds received under our development obligation with Ventana, and benefits achieved from the consolidation of our research and development activities along with the 1999 consolidation of our operations. Research and development expenses total $1,501,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Sales and marketing expenses were $133,000 for the year ended December 31, 2000 compared to $282,000 for the 1999 period. The decrease in these expenses is primarily a result of personnel reductions, reduced spending on consultants, and the application of qualifying costs of $56,000 in 2000 to development funds received under our development obligation with Ventana. Sales and marketing expenses total $189,000 for 2000 when the qualifying costs that were applied to development funds are included.

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

     At December 31, 2000, AccuMed has current debt of $668,000. The debt consists of a Canadian dollar note of $151,000 ($218,000 in Canadian dollars), a non-interest bearing repayable contribution of $187,000, and a $330,000 note payable to Ampersand. The Canadian dollar note is due on demand, or in the event not called, principal payments are required at a rate of $25,000 U.S. dollars per month, plus interest at a rate of 6.0% over the Canadian prime rate. The Canadian dollar note is convertible into shares of AccuMed's common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi- annual installments based on future sales of product and available funds, as defined. AccuMed is currently past due in making certain of its payment obligations under this program. As a result, AccuMed's repayment obligation is callable. The Ampersand note bore interest at a rate of prime, plus 2.5%, and was converted into a new $800,000 note upon the signing of the merger agreement with Ampersand on February 7, 2001. The Ampersand note is due and payable upon the earliest of May 31, 2001 or the termination of the merger agreement. The due date of the note may be extended upon mutual agreement of the parties.

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

     The following table presents information about the shares we hold in Ampersand as of December 31, 2000.


                                                           SHARES            FAIR
                                                            HELD             VALUE
                                                           ------            ----
     Ampersand Medical Corporation                         192,088         $195,085


     The following tables present information about AccuMed's debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.


                                                                                                   FAIR
                                               2001             2002              TOTAL            VALUE
                                               ----             ----              -----            -----
     Foreign currency risk:
       Principal                             $338,288            --              $338,288         $338,288
       Average interest rate                     11.3%           --
       Exchange rate                           1.4995            --

                                               2001             2002              TOTAL            VALUE
                                               ----             ----              -----            -----
     Interest rate risk:
       Principal                             $481,288            --              $481,288         $481,288
       Average interest rate                     12.5%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this report as pages F-1 through F-19 following the signature page:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The sole executive officer and directors of AccuMed and their ages are as follows:


                    NAME                           AGE               POSITION
                    ----                           ---               --------
Paul F. Lavallee..........................          61        Chairman of the Board and Chief Executive Officer
Mark Banister.............................          38        Director
Jack H. Halperin, Esq.....................          55        Director
Robert L. Priddy..........................          55        Director
Leonard M. Schiller, Esq..................          60        Director


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


                           SUMMARY COMPENSATION TABLE



                                                    Annual Compensation                Long Term Compensation Awards
                                                                                                            Securities
 Name and Principal                                                                   All Other             Underlying
        Position                     Year         Salary            Bonus            Compensation             Options
-------------------------------     -------      ----------       -----------        -------------        ------------
 Paul F. Lavallee(1)
 Chairman and Chief
 Executive Officer                  2000           $238,391             --                --                   100,000
                                    1999            225,000          $135,000             --                   100,000
                                    1998            208,212             --                --                   250,000
Norman J. Pressman, Ph.D.(2)
 President and Chief                2000            200,000             --            $135,021(3)              100,000
 Scientific Officer                 1999            192,917            65,000           61,575(4)              100,000
                                    1998            157,500             --              41,049(4)               50,000


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


                            OPTION GRANTS DURING THE
                          YEAR ENDED DECEMBER 31, 2000


                           Number of       % of Total Shares
                            Shares             Underlying
                          Underlying        Options Granted         Exercise                            Grant Date
                           Options          to Employees in          Price          Expiration            Present
      Name                 Granted               Year               ($/Share)            Date             Value(1)
------------------    -----------------    -----------------      ------------      -----------        -------------
Paul F. Lavallee             100,000             50.0%                $2.31              3/14/10             $2.10


Norman J.                    100,000             50.0%                $2.31              3/14/10             $2.10
Pressman, Ph.D.


(1) AccuMed utilizes the Black-Scholes pricing model to determine the fair value of options granted. The following assumptions were incorporated into the model: risk-free rate - 6.52%, expected volatility - 143%, dividend yield - 0%, and time of exercise - 5 years. No adjustments were made for non-transferability of risk or risk of forfeiture.

                AGGREGATE OPTION EXERCISES DURING THE YEAR ENDED
               DECEMBER 31, 2000 AND FISCAL YEAR END OPTION VALUES


                       Number of Shares
                           Underlying                                   Value of Unexercised
                       Unexercised Options                              in-the-Money Options
                         at December 31,                                at December 31, 2000
                              2000
      Name                 Exercisable             Unexercisable            Exercisable              Unexercisable
------------------    ----------------------    --------------------    ----------------------    -------------------
Paul F. Lavallee
                              331,668                 125,000                  ---                      ---
Norman J.
Pressman, Ph.D.               158,334                 125,000                  ---                      ---



                                                    10-YEAR OPTION REPRICINGS

                                     Number of                                                                  Length of
                                     Securities       Market Price                                               Original
                                     Underlying       of Stock At        Exercise Price                        Option Term
                                      Options         Time of              At Time of            New           Remaining at
                                    Repriced or       Repricing or        Repricing or         Exercise          Date of
                                      Amended         Amendment          Amendments ($)         Price           Repricing
                      Date              (#)                ($)                                   ($)            Amendment
----------------   ------------   -----------------   ---------------    ----------------    -------------    ---------------
Paul F.
Lavallee             3/23/98          250,000             $4.50              $9.375             $4.50           9.8 years


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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     COMMON STOCK

     The table below sets forth certain information as of July 3, 2001 with respect to the beneficial ownership of common stock by (1) each person known by AccuMed to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director, (3) the executives named in the Summary Compensation Table, and (4) executive officers and directors as a group. As of July 3, 2001, there were 5,739,838 shares of common stock outstanding.

     Unless otherwise noted, AccuMed believes that all persons named in the table have sole voting and investment power with respect to all shares of AccuMed common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired by the person currently or within 60 days of July 3, 2001 upon the exercise of warrants or options or the conversion of convertible preferred stock. Each beneficial owner's percentage ownership is determined by including shares, underlying options or warrants which are exercisable or preferred stock which is convertible by the person currently or within 60 days following this date, and excluding shares underlying options, warrants and convertible preferred stock held by any other person.

                                                                                                      PERCENT OF
                                                                                                        SHARES
    NAME AND ADDRESSNAME AND ADDRESSNAME AND ADDRESSNAME AND ADDRESS         NUMBER OF SHARES        BENEFICIALLY
                          OF BENEFICIAL OWNER                              BENEFICIALLY OWNED            OWNED
    ----------------------------------------------------------------       ------------------        -------------
Bellingham Capital Industries................................                   1,333,334(1)             20.8%
   P.O. Box 323
   St. Helier Jersey, Chan. Islands

Robert L. Priddy.............................................                   1,120,443(2)             17.2%
   c/o AccuMed International, Inc.
   920 N. Franklin St., Ste 402
   Chicago, Il  60610

Edmund Shea..................................................                     306,663(3)              5.2%
   655 Brea Canyon Rd.
   Walnut, CA  91789

Paul F. Lavallee.............................................                     431,334(4)              7.1%

Mark Banister...............................................                       10,002(5)               *

Jack H. Halperin.............................................                      13,336(6)               *

Leonard Schiller.............................................                      20,826(7)               *

Norman J. Pressman...........................................                     212,501(8)              3.6

All directors and executive officers as a group
  (5 persons)................................................                   1,595,941(9)             23.1%


*    Represents less than 1%.

(1) Includes 667,667 shares underlying warrants held by Bellingham Capital Industries. AccuMed has been advised that Rodney Gilbert is the sole record holder and control person of Bellingham Capital Industries.

(2) Mr. Priddy directly owns 355,555 shares of AccuMed common stock and warrants to purchase up to 247,222 shares of AccuMed common stock. The number shown includes 13,336 shares underlying stock options and 236,031 shares underlying Series A Convertible Preferred Stock. The number shown includes an additional 120,926 shares, and 147,373 shares underlying warrants, held by Commonwealth. Mr. Priddy is a control person of the corporate general partner of Commonwealth Associates and may be deemed to be beneficial owner of securities held by Commonwealth Associates. Mr. Priddy disclaims beneficial ownership of the securities held by Commonwealth Associates except to the extent of his 9.9 percentage ownership interests in Commonwealth Associates.

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

(9) Includes 236,031 shares underlying Series A Convertible Preferred Stock, 247,222 shares underlying warrants, and 428,344 shares underlying options held by executive officers and directors.

PREFERRED STOCK

     The table below sets forth certain information as of July 3, 2001 with respect to the beneficial ownership of the Series A Convertible Preferred Stock by (1) each person known by AccuMed to be the beneficial owner of more than 5% of the outstanding shares of Series A Convertible Preferred Stock, (2) the only director, nominee or executive officer who owns any Series A Convertible Preferred Stock, and (3) executive officers and directors as a group. As of July 3, 2001, there were 572,485 shares of Series A Convertible Preferred Stock outstanding. Unless otherwise noted, AccuMed believes that all persons named in the table have sole voting and investment power with respect to all shares of Series A Convertible Preferred Stock listed as beneficially owned by them.


                     NAME AND ADDRESS OF                               AMOUNT AND NATURE OF             PERCENT OF
                      BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP                CLASS
--------------------------------------------------------------         --------------------             -----------
Robert L. Priddy..............................................              354,046                       61.8%
  c/o AccuMed International, Inc.
  920 N. Franklin St., Ste 402
  Chicago, IL  60610

France Finance IV.............................................               47,250                        8.3%
  51, rue Vivienne
  75002 Paris, France

Fifth Third Bank of Western Ohio, Trustee Piqua...............               35,405                        6.1%
Enterprises Corp. Profit Sharing Plan
P.O. Box 703
Piqua, OH  45356

Shannon P. Acks...............................................               29,504                        5.2%
  502 Reston Mill Lane
  Marietta, GA  30067

All executive officers and directors as a group (5 persons)...              354,046                       61.8%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements. The following financial statements are filed as part of this report as pages F-1 through F-19 following the signature page:

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

 10.3 Separation Agreement dated December 29, 2000 between Norman J. Pressman and AccuMed. (25)

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

 10.10 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

 10.11      Amended and Restated 1992 Stock Option Plan. (4)(8)

 10.12      Amendment No. 1 to Amended and Restated 1992 Stock Option
            Plan.(4)(16)

 10.13 Franklin Square Commercial Lease dated February 1, 2000 between AccuMed and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 405, 900 North Franklin Street and Suites 400, 401, 402, 920 North Franklin Street, Chicago, Illinois. (25)

10.14 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common stock issued to several investors in a private placement consummated March 13, 1997. (16)

10.15 Form of Subscription Agreement between AccuMed and several investors in the private placement consummated on March 13, 1997. (16)

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

10.27 Floating Rate Convertible Promissory Note dated June 26, 1998 by AccuMed in favor of Xillix Technologies Corp. in the original principal amount of CDN$500,000. (22)

10.28 Amendment to Floating Rate Convertible Promissory Note dated March 15, 2000 between AccuMed and Xillix Technologies Corp.?(23)

10.29 License and Development Agreement dated March 24, 2000 between AccuMed and Ventana Medical Systems, Inc.+ (23)

10.30 Patent and Technology License and Registration Rights Agreement dated March 29, 2000 between AccuMed and BCAM International, Inc.+(23)

10.31 Letter Agreement dated October 3, 2000 between AccuMed and CellMetrix, Inc. (formerly known as BCAM International, Inc.) terminating the Patent and Technology License and Registration Rights Agreement dated March 29, 2000. (25)

10.32 Amendment to Patent and Technology License Agreement dated June 9, 2000 between AccuMed and Ampersand Medical Corporation. (24)

10.33 License Agreement dated December 29, 2000 between AccuMed and MonoGen, Inc.++(25)

10.34 Agreement and Plan of Merger dated February 7, 2001 among AccuMed, AccuMed Acquisition Corp., and Ampersand Medical Corporation.(25)

10.35 Secured Promissory Note made February 7. 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $800,000.(25)

10.36 Security Agreement dated February 7, 2001 between AccuMed and Ampersand Medical Corporation.(25)

10.37 Secured Promissory Note made March 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $225,000.(25)

10.38 Promissory Note dated December 29, 2000 made by MonoGen, Inc. in favor of AccuMed in the original principal amount of $320,000.(25)

10.39 Secured Promissory Note made March 30, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $225,000. (26)

10.40 Secured Promissory Note made May 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the principal amount of $150,000.
            (26)

10.41 Amendment No. 1 dated May 10, 2001 to the Agreement and Plan of Merger among AccuMed, AccuMed Acquisition Corp. and Ampersand Medical Corporation dated February 7, 2001. (26)

21.1        Subsidiary of AccuMed.(25)

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

(21) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to AccuMed's Registration Statement on Form S-3 filed with the Commission on November 9, 1999 (Regis. No. 333-90637).

(23) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1999.

(24) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(25) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 2000.

(26) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

      (d) Financial Statement Schedules. The following financial statement schedule is filed as part of this report as page F-21 and F-22 following the signature page:

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

Dated: July 10, 2001


                                   ACCUMED INTERNATIONAL, INC.


                                    By:  /s/  PAUL F. LAVALLEE
                                         ---------------------------------------
                                         Paul F. Lavallee,
                                         Chairman of the Board
                                         and Chief Executive Officer
                                         (principal executive officer
                                         and principal accounting officer)


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


DATED: July 10, 2001                   By:      /s/  PAUL F. LAVALLEE
                                           ------------------------------------
                                           Paul F. Lavallee, Chairman


 DATED: July 10, 2001                  By:      /s/  JACK H. HALPERIN
                                           ------------------------------------

                                           Jack H. Halperin, Director

 DATED: July 10, 2001                  By:      /s/  MARK BANISTER
                                           ------------------------------------

                                           Mark Banister, Director

 DATED: July 10, 2001                  By:      /s/  LEONARD M. SCHILLER
                                           ------------------------------------
                                           Leonard M. Schiller, Director


 DATED: July 10, 2001                  By:      /s/  ROBERT L. PRIDDY
                                           ------------------------------------

                                           Robert L. Priddy, Director

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Page
                                                                                 ----
Independent Auditors' Report ..................................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................   F-3

Consolidated Statements of Operations
for the Years Ended December 31, 2000, 1999 and 1998 ..........................   F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
for the Years Ended December 31, 2000, 1999 and 1998 ..........................   F-5

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2000, 1999 and 1998 ..........................   F-6

Notes to Consolidated Financial Statements ....................................   F-7


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



                                                     /s/  KPMG LLP



Chicago, Illinois
March 8, 2001

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                                                     -------------------------------
                              ASSETS                                     2000               1999
                                                                     ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                         $        462       $    196,303
   Accounts receivable                                                     19,600               --
   Prepaid expenses and other current assets                               18,984              7,944
   Available-for-sale security                                            195,085            121,301
   Notes receivable                                                       492,772            400,000
   Inventories                                                            639,220            700,919
                                                                     ------------       ------------
      TOTAL CURRENT ASSETS                                              1,366,123          1,426,467
                                                                     ------------       ------------

Property and equipment, net                                               385,372            705,273
Purchased technology, net of accumulated amortization of
   $2,876,000 in 2000 and $2,214,000 in 1999                            3,523,866          4,185,868
Patents, net of accumulated amortization of $193,000 in 2000
   and $130,000 in 1999                                                   775,416            842,484
Note receivable, officer                                                     --               62,237
                                                                     ------------       ------------
                                                                     $  6,050,777       $  7,222,329
                                                                     ============       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of debt                                           $    668,288       $    362,550
   Accounts payable                                                       330,168            223,822
   Accrued interest                                                        13,161             15,415
   Income taxes                                                              --               35,000
   Deferred revenues, current portion                                     419,739               --
   Other current liabilities                                              747,020            750,183
                                                                     ------------       ------------
      TOTAL CURRENT LIABILITIES                                         2,178,376          1,386,970
                                                                     ------------       ------------
Debt                                                                         --              167,000
Deferred revenues                                                       1,487,973               --

STOCKHOLDERS' EQUITY
   Preferred stock, Series A convertible, 5,000,000 shares
      authorized; 590,197 issued and outstanding at December
      31, 2000; 944,384 issued and outstanding at December 31, 1999;    2,655,893          4,249,735
   Common stock, $0.01 par value; 50,000,000 shares authorized;
      5,728,028 issued and outstanding at December 31, 2000;
      5,491,901 issued and outstanding at December 31, 1999;               57,280             54,919
   Additional paid-in capital                                          61,210,743         59,619,262
   Accumulated other comprehensive income                                (190,939)            (4,960)
   Accumulated deficit                                                (61,131,812)       (58,033,860)
   Treasury stock; 6,326 shares at December 31, 2000 and 1999            (216,737)          (216,737)
                                                                     ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                                        2,384,428          5,668,359
                                                                     ------------       ------------
                                                                     $  6,050,777       $  7,222,329
                                                                     ============       ============


          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                      2000              1999                1998
                                                                 ------------       ------------       ------------

Net sales                                                        $    303,034       $    136,405       $    326,862
Licensing fees                                                        130,285               --                 --
Royalties                                                              44,000               --                 --
                                                                 ------------       ------------       ------------
      Total net revenues                                              477,319            136,405            326,862
                                                                 ------------       ------------       ------------

Operating expenses:
      Cost of sales                                                   122,471          1,146,291            855,788
      General and administrative                                    2,732,958          3,147,154          5,308,417
      Research and development                                      1,142,805          1,869,587          2,569,864
      Asset impairment                                                   --              137,211               --
      Sales and marketing                                             133,063            282,398          1,388,826
                                                                 ------------       ------------       ------------
         Total operating expenses                                   4,131,297          6,582,641         10,122,895
                                                                 ------------       ------------       ------------

Operating loss                                                     (3,653,978)        (6,446,236)        (9,796,033)
                                                                 ------------       ------------       ------------

Other income (expense):
      Interest expense                                                (38,932)          (501,379)        (1,411,335)
      Realized gain on available for sale security                    331,574               --                 --
      Other income, net                                               263,384            144,794            847,613
                                                                 ------------       ------------       ------------
         Total other income (expense)                                 556,026           (356,585)          (563,722)
                                                                 ------------       ------------       ------------

Loss before income taxes from continuing operations                (3,097,952)        (6,802,821)       (10,359,755)

Income tax expense                                                       --                 --                 --
                                                                 ------------       ------------       ------------

Loss from continuing operations before extraordinary item          (3,097,952)        (6,802,821)       (10,359,755)
                                                                 ------------       ------------       ------------

Discontinued operations:
  (Loss) income from discontinued operations                             --             (158,250)         3,351,486
  Gain on disposal, net of income taxes of $140,000                      --            8,357,449               --
                                                                 ------------       ------------       ------------

Income from discontinued operations                                      --            8,199,199          3,351,486
                                                                 ------------       ------------       ------------

Extraordinary item - debt extinguishment loss                            --                 --           (1,168,080)
                                                                 ------------       ------------       ------------

         Net (loss) income                                       $ (3,097,952)      $  1,396,378       $ (8,176,349)
                                                                 ============       ============       ============

Basic and diluted loss per share from continuing operations
  before extraordinary item                                      $      (0.55)      $      (1.24)      $      (2.04)

Income per share from discontinued operations                            --                 1.49               0.66

Extraordinary loss per share from debt extinguishment                    --                 --                (0.23)
                                                                 ------------       ------------       ------------

Basic and diluted net (loss) income per share                    $      (0.55)      $       0.25       $      (1.61)
                                                                 ============       ============       ============

Weighted average common shares outstanding
   - basic and diluted                                              5,653,060          5,491,480          5,079,894
                                                                 ============       ============       ============



          See accompanying notes to consolidated financial statements

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                                                           PREFERRED STOCK                   COMMON STOCK              ADDITIONAL
                                                   -----------------------------     -----------------------------       PAID-IN
                                                      SHARES           AMOUNT           SHARES           AMOUNT          CAPITAL
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1997                              --       $       --          3,788,145     $     37,881     $ 52,143,231
                                                   ------------     ------------     ------------     ------------     ------------
Issuances of common stock                                  --               --          1,494,869           14,949        6,066,070
Issuances of preferred stock                          1,245,338        5,604,030             --               --               --
Conversion of preferred stock to common                (283,236)      (1,274,564)         188,824            1,888        1,272,676
Stock options exercised                                    --               --              8,250               83           57,672
Cumulative translation adjustment                          --               --               --               --               --
Net loss                                                   --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1998                           962,102        4,329,466        5,480,088           54,801       59,539,649
                                                   ------------     ------------     ------------     ------------     ------------
Conversion of preferred stock to common                 (17,718)         (79,731)          11,813              118           79,613
Cumulative translation adjustment                          --               --               --               --               --
Change in value of available-for-sale security             --               --               --               --               --
Net income                                                 --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1999                           944,384        4,249,735        5,491,901           54,919       59,619,262
                                                   ------------     ------------     ------------     ------------     ------------
Conversion of preferred stock to common                (354,187)      (1,593,842)         236,127            2,361        1,591,481
Cumulative translation adjustment                          --               --               --               --               --
Change in value of available-for-sale security             --               --               --               --               --
Net loss                                                   --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 2000                           590,197     $  2,655,893        5,728,028     $     57,280     $ 61,210,743
                                                   ============     ============     ============     ============     ============


                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE     ACCUMULATED       TREASURY      STOCKHOLDERS'    COMPREHENSIVE
                                                      INCOME           DEFICIT           STOCK          EQUITY         INCOME (LOSS)
                                                  --------------    -------------    -------------   -------------     ------------
Balances at December 31, 1997                      $     22,586     $(51,253,889)    $   (216,737)    $    733,072     $(16,928,576)
                                                   ------------     ------------     ------------     ------------     ------------
Issuances of common stock                                  --               --               --          6,081,019             --
Issuances of preferred stock                               --               --               --          5,604,030             --
Conversion of preferred stock to common                    --               --               --               --               --
Stock options exercised                                    --               --               --             57,755             --
Cumulative translation adjustment                       (76,581)            --               --            (76,581)         (76,581)
Net loss                                                   --         (8,176,349)            --         (8,176,349)      (8,176,349)
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1998                           (53,995)     (59,430,238)        (216,737)       4,222,946       (8,252,930)
                                                   ------------     ------------     ------------     ------------     ------------
Conversion of preferred stock to common                    --               --               --               --               --
Cumulative translation adjustment                       (72,266)            --               --            (72,266)         (72,266)
Change in value of available-for-sale security          121,301             --               --            121,301          121,301
Net income                                                 --          1,396,378             --          1,396,378        1,396,378
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 1999                            (4,960)     (58,033,860)        (216,737)       5,668,359        1,445,413
                                                   ------------     ------------     ------------     ------------     ------------
Conversion of preferred stock to common                    --               --               --               --               --
Cumulative translation adjustment                        (2,621)            --               --             (2,621)          (2,621)
Change in value of available-for-sale security         (183,358)            --               --           (183,358)        (183,358)
Net loss                                                   --         (3,097,952)            --         (3,097,952)      (3,097,952)
                                                   ------------     ------------     ------------     ------------     ------------
Balances at December 31, 2000                      $   (190,939)    $(61,131,812)    $   (216,737)    $  2,384,428     $ (3,283,931)
                                                   ============     ============     ============     ============     ============





          See accompanying notes to consolidated financial statements.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                       2000              1999              1998
                                                                                   ------------      ------------      ------------
OPERATING ACTIVITIES:
         Net (loss) income                                                         $ (3,097,952)     $  1,396,378      $ (8,176,349)
         Adjustments to reconcile net (loss) income to net cash used in operating activities:
            Income from discontinued operations                                            --          (8,199,199)       (3,351,486)
            Non-cash expenses of asset disposal                                            --             446,974              --
            Write-off of leasehold improvements                                            --             137,211              --
            Write-down of inventory                                                        --           1,106,399              --
            Depreciation and amortization                                             1,073,754         1,111,216         1,457,228
            Realized gain on sale of available for sale security                       (331,574)             --                --
            Bad debt expense                                                               --                --             337,353
            Debt extinguishment loss                                                       --                --           1,168,080
            Minority interest                                                              --                --            (191,560)
            Expenses paid with issuances of stock or warrants                              --                --              99,000
            Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                               (19,600)           34,313           107,484
               (Increase) decrease in prepaid expenses and other                        (11,040)           56,832           (22,514)
               Decrease (increase) in inventories                                        61,699           (68,634)         (459,851)
               Decrease (increase) in patents and other assets                           62,237           (15,821)           23,537
               Increase (decrease) in accounts payable                                  106,568        (1,583,056)       (1,205,345)
               Increase in deferred revenues                                          1,057,798              --                --
               (Decrease) increase in other current liabilities                         (21,330)          315,785          (184,015)
                                                                                   ------------      ------------      ------------
CASH USED IN OPERATING ACTIVITIES                                                    (1,119,440)       (5,261,602)      (10,398,438)
                                                                                   ------------      ------------      ------------

INVESTING ACTIVITIES:
         Capital expenditures                                                           (27,755)          (25,435)         (163,978)
         Purchase of Oncometrics stock                                                     --                --            (342,500)
         Payments for note receivable                                                      --            (400,000)             --
         Proceeds from note receivable                                                  500,000              --                --
         Proceeds from sales of available-for-sale security                             331,574              --                --
         Proceeds from sale of Microbiology division                                       --          15,150,000              --
         Expenses related to sale of Microbiology division                                 --            (750,000)             --
                                                                                   ------------      ------------      ------------
CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                                        803,819        13,974,565          (506,478)
                                                                                   ------------      ------------      ------------

FINANCING ACTIVITIES:
         Proceeds from issuances of common stock, net                                      --                --           4,852,394
         Payments of notes payable                                                     (209,975)       (8,497,551)         (909,305)
         Proceeds from issuance of notes payable                                        330,000              --           1,000,000
                                                                                   ------------      ------------      ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         120,025        (8,497,551)        4,943,089
                                                                                   ------------      ------------      ------------
CASH TRANSFER (TO) FROM DISCONTINUED OPERATIONS                                            --            (209,945)        5,872,486
                                                                                   ------------      ------------      ------------
EFFECT OF EXCHANGE RATES ON CASH                                                           (245)          (22,550)          (29,356)
                                                                                   ------------      ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (195,841)          (17,083)         (118,697)
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        196,303           213,386           331,983
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        462      $    196,303      $    213,286
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

     Basis of Presentation

     The consolidated financial statements include the accounts of AccuMed International, Inc. and its wholly-owned Canadian subsidiary, Oncometrics Imaging Corp. ("Oncometrics"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

3.   SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     Product revenue is recognized when products have been shipped, and the customer has made final acceptance. Fees earned from the use of AccuMed's products on a per-use basis are recognized as revenue in the period that the related equipment is used. The cost of products shipped under per-use contracts is expensed in the period that it is installed and accepted by the customer. Fees that are received up-front for licenses are deferred and recognized as revenue systematically over the term of the related agreement. Royalty payments that are received in advance are deferred and recognized as revenue during the period that the royalties are earned on the sale of covered products. Funds received under contractual development obligations are deferred. Qualifying development costs incurred during the development process are charged against the deferred development funds received. The excess amount of development funds, if any, over the amount of qualifying costs incurred is recognized in income upon the completion of the development process. Contractual development costs in excess of the amount of development funds received are charged to operations as incurred.

     Net (Loss) Income per Share

     Basic net (loss) income per share is calculated by dividing net (loss) income by the average number of common shares outstanding during the year. Diluted net (loss) income per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive instruments. As a result of AccuMed's losses from continuing operations, the dilutive effect of outstanding convertible preferred stock, warrants, stock options, and a note convertible into common stock has been excluded from the diluted share base due to their antidilutive effect. For the years ended December 31, 2000, 1999, and 1998, diluted net (loss) income per share excludes a total of 3,376,849, 3,761,856, and 3,692,133 shares, respectively, issuable upon the conversion of preferred stock, warrants, stock options, and the convertible note.

     Foreign Currency Translation

     The financial statements of Oncometrics, AccuMed's Canadian subsidiary, are measured using the Canadian dollar as the functional currency. Assets and liabilities of Oncometrics are translated using current exchange rates. Revenues and expenses are translated using average exchange rates for the related period. The resulting cumulative translation adjustment is recorded in accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations as incurred.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash held by financial institutions and money market fund investments with original maturities of three months or less.

     Inventories

     Inventories consist primarily of raw materials and finished product and are stated at the lower of cost (average cost) or market. Cost is determined by the first-in first-out method (FIFO). In 1999, AccuMed reduced the carrying value of inventories by $1,106,399 based on management's estimate of the recoverability of the inventories. This write-down was recorded as a charge to cost of sales in the statement of operations for the year ended December 31, 1999.

     Available-for-Sale Security

     The available-for-sale security is reported at fair market value. Unrealized gains and losses on the available-for-sale security are excluded from earnings and reported as a component of accumulated other comprehensive income
(loss) within stockholders' equity until realized.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Impairment of Long-Lived Assets

     AccuMed accounts for long-lived assets in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

6.   AVAILABLE-FOR-SALE SECURITY

     On December 4, 1998, AccuMed received 85,776 common shares of Bell National Corporation, ("Bell"), a public shell corporation, and warrants to purchase an additional 63,517 common shares of Bell at a price of $0.001 per share in exchange for its 2,000 membership units of InPath, L.L.C., a privately held company. No value was assigned to the Bell shares received because the underlying market value of Bell at the date of the transaction was deminimus. On May 26, 1999, AccuMed exercised all of the warrants. Also on this date, Bell was merged into its wholly-owned subsidiary, Ampersand Medical Corporation. As a result of this merger, AccuMed's shares of Bell were exchanged for an equal number of shares of Ampersand, resulting in AccuMed having a 1% interest in Ampersand. At the date of this merger, no value was assigned to the Ampersand shares because the fair value of the shares was determined to be deminimus. At December 31, 1999, the underlying market value of the shares was recorded in the financial statements based on the lapse of certain sale restrictions and AccuMed's sale of shares in the open market.

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

     AccuMed's investment in Ampersand shares is as follows at December 31:


                                                                        2000            1999
                                                                     ---------        ---------
     Shares held                                                       192,088          149,293
     Market value                                                    $ 195,085        $ 121,301
     Unrealized (depreciation) appreciation                          $ (62,057)       $ 121,301


                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   INVENTORIES

     Inventories include the following at December 31:


                                                                2000                1999
                                                             ----------         ----------
         Raw material and packaging supplies                 $  539,944         $  529,919
         Work in process                                              -                  -
         Finished goods                                          99,276            171,000
                                                             ----------         ----------
                    Total                                    $  639,220         $  700,919
                                                             ==========         ==========


8.   PROPERTY AND EQUIPMENT

     Property and equipment includes the following at December 31:


                                                                     Estimated
                                                                    Useful Life          2000              1999
                                                                    -----------       -----------       -----------
         Equipment                                                  3 - 5 Years       $ 1,885,280       $ 1,876,344
         Leasehold improvements                                       5 Years             182,646           140,290
                                                                                      -----------       -----------
                                                                                        2,067,926         2,016,634
         Less accumulated depreciation and amortization                                (1,682,554)       (1,311,361)
                                                                                      ------------      ------------
                  Total                                                                $  385,372       $   705,273
                                                                                       ==========       ============


     Maintenance and repair expenses for the years ended December 31, 2000, 1999 and 1998 were $2,539, $14,663 and $55,942, respectively. There were no material capital commitments outstanding as of December 31, 2000.

9.   OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following at December 31:


                                                                           2000                1999
                                                                        ----------          ----------
               Litigation reserves                                      $  392,683          $  485,000
               Accrued franchise taxes                                      84,284                   -
               Accrued rent                                                 22,248             103,247
               Payroll and related                                         178,065             136,787
               Other                                                        69,740              25,149
                                                                        ----------          ----------
                       Total                                            $  747,020          $  750,183
                                                                        ==========          ==========

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  DEBT

     Debt at December 31, 2000 and 1999, respectively, consists of the following:


                                                                        2000               1999
                                                                     -----------         ----------
   Note payable to Ampersand                                         $   330,000         $      -
   Floating rate convertible note payable                                151,288            342,550
   Non-interest bearing repayable contribution                           187,000            187,000
                                                                    ------------         ----------
           Total long-term debt                                          668,288            529,550
           Less current installments                                     668,288            362,550
                                                                    ------------         ----------
           Long-term debt, excluding current installments           $        ---         $  167,000
                                                                    ============         ==========


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

     Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows:


                     2001              $  668,288
                     2002                    --
                     2003                    --
                     2004                    --
                     2005                    --
                     Thereafter              --

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

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Warrants

     At December 31, 2000, AccuMed had outstanding warrants to purchase shares of common stock at any time through the expiration date as follows:


         Shares                 Price          Expiration Date
         ------                 -----          ---------------
         20,266                  4.92          None
         20,266                  9.84          None
         20,266                 14.82          None
         16,667                  7.50          January, 2001
         16,667                 12.75          January, 2001
        207,557                  6.75          March 2001
         33,334                  6.75          March, 2002
          8,334                 15.00          August, 2002
         40,964                 15.56          September, 2002
         16,667                  4.50          February, 2003
      1,561,817                  4.50          March, 2005


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


                                                                       Year Ended December 31,
                                                         --------------------------------------------------------
                                                              2000                 1999                 1998
                                                         -------------         -----------         --------------
Net (loss) income, as reported                           $ (3,097,952)         $ 1,396,378         $  (8,176,349)
Net (loss) income, pro forma                             $ (4,258,602)         $   715,784         $ (10,476,223)
Net (loss) income per share, as reported                 $      (0.55)         $      0.25         $       (1.61)
Net (loss) income per share, pro forma                   $      (0.75)         $      0.13         $       (2.06)


                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The compensation cost of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998.



                                                     Year Ended December 31,
                                           ------------------------------------------
                                              2000            1999            1998
                                           ---------        ---------       ---------
       Dividend yield                           0%                0%               0%
       Volatility                             143%              143%              30%
       Risk free interest rate               6.53%             5.23%            7.00%
       Expected life in years                   5                 5               10



Stock option activity during the periods indicated was as follows:



                                                                                             Weighted
                                                                     Number of            Average Exercise
                                                                      Options                  Price
                                                                     ---------            ----------------
          Balance at December 31, 1997                                416,252                  $20.70
                     Granted                                          370,004                  $ 4.87
                     Exercised                                         (8,250)                 $ 7.00
                     Forfeited                                       (277,852)                 $18.23
                     Expired                                             --                      --
                                                                     --------
          Balance at December 31, 1998                                500,154                  $10.60
                     Granted                                          307,670                  $ 1.20
                     Exercised                                           --                      --
                     Forfeited                                       (114,925)                 $19.10
                     Expired                                             (792)                 $ 8.34
                                                                     --------
          Balance at December 31, 1999                                692,107                  $ 4.98
                     Granted                                          246,670                  $ 2.23
                     Exercised                                           --                      --
                     Forfeited                                        (18,751)                 $ 3.23
                     Expired                                           (5,243)                 $ 5.51
                                                                     --------
          Balance at December 31, 2000                                914,783                  $ 5.05
                                                                     ========


The fair value of options granted in 2000, 1999 and 1998 was $2.02, $1.09 and $2.72 per share, respectively.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes information about stock options outstanding as of December 31, 2000:


                                            Options outstanding                             Options exercisable
                                            -------------------                        ------------------------------
                                                Weighted
                                                 Average             Weighted                               Weighted
                                                Remaining             Average                               Average
         Range of               Number         Contractual           Exercise              Number           Exercise
      exercise prices        Outstanding           Life                Price            Exercisable          Price
      ---------------        -----------       -----------           ---------          -----------         -------
      $0.97 to $1.31             289,006           8.24               $  1.21              144,756          $  1.21
           $2.31                 200,000           9.17                  2.31               50,000             2.31
      $3.94 to $4.50             270,004           7.11                  4.46              270,004             4.46
      $6.00 to $6.78              50,417           6.40                  6.01               50,417             6.01
          $10.50                  19,890           0.08                 10.50               19,890            10.50
     $22.50 to $23.64             80,882           5.05                 23.52               80,882            23.52
     $37.50 to $50.28              4,584           0.57                 40.98                4,584            40.98
                              ----------                                                ----------
      $0.97 to $50.28            914,783           7.51                  5.05              620,533             6.60
                              ==========                                                ==========



12.  INCOME TAXES

     AccuMed's income tax provision for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:


                                                       2000           1999            1998
                                                   -----------    -----------     ------------
        Income from continuing operations           $   -          $    -           $     -
        Discontinued operations                         -            140,000              -
        Extraordinary item                              -               -                 -
                                                   -----------    -----------     ------------
                                                    $   -          $ 140,000        $     -
                                                   ===========    ===========     ============


     A reconciliation of the significant differences between AccuMed's effective tax rate applicable to income from continuing operations and the federal statutory tax rate for the years ended December 31, 2000, 1999, and 1998 is as follows:


                                                         2000               1999              1998
                                                        -------           -------            -----
          Federal statutory income tax rate              (34.0)%           (34.0)%           (34.0)%
          State taxes, net of federal benefit             (6.0)             (6.0)             (6.0)
          Increase in valuation allowance                 40.0              40.0              40.0
                                                          ----              ----              ----
          Effective income tax rate                        0.0%              0.0%              0.0%
                                                          ====              ====              ====


     The net deferred tax assets and liabilities consist of the following at December 31:


                                                                   2000                      1999
                                                               ------------              -----------
        Deferred tax assets:
           Net operating loss carryforwards                    $ 14,593,000              $ 12,972,000
           Research and development credits                         657,000                   595,000
           Other                                                  1,235,000                 1,763,000
                                                               ------------              ------------
                              Total                              16,485,000                15,330,000
        Valuation allowance                                     (16,485,000)              (15,330,000)
                                                               ------------              ------------
        Net deferred tax assets and liabilities                $       --                $       --
                                                               ------------              ------------

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Future minimum annual lease payments under operating leases as of December 31, 2000 are:


              Year                   Amount
              ----                   ------
              2001                  $ 209,000
              2002                  $ 152,000
              2003                  $ 160,000
              2004                  $ 124,000
            Thereafter              $     --


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

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


                                                                       Year Ended December 31,
                                                         -------------------------------------------------
                                                            2000               1999                1998
                                                         ---------          ---------           ----------
      Cash paid during the year for:
      Operating Activities
            Interest                                     $   41,186          $  292,008          $1,336,566
            Income taxes                                       --            $  105,000                --
      Investing and Financing Activities
            Deposit reclassified to fixed assets               --                  --            $  125,000


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

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

19.  GEOGRAPHIC AND CUSTOMER INFORMATION

         The following presents net revenues and long-lived assets by geographic area for the years ended December 31:


                                      2000             1999               1998
                                  ----------        ----------        ----------
NET REVENUES:
United States                     $  364,106        $   11,435        $   40,363
Japan                                109,463              --             256,049
Australia                              3,750           124,970              --
Canada                                  --                --              30,450
                                  ----------------------------------------------
                                  $  477,319        $  136,405        $  326,862
                                  ==============================================


LONG-LIVED ASSETS:
United States                     $4,620,598        $5,652,034
Canada                                64,056            81,591
                                  ----------------------------
                                  $4,684,654        $5,733,625
                                  ============================



     Net revenues are attributable to each geographic area based on the location of the customer.

                   ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following presents the percentage of revenues for the year ended December 31 from each customer where the customer's revenues exceeded 10% of total net revenues:


                                                                2000             1999              1998
                                                               -----------------------------------------
Ampersand Medical Corporation                                    39%               0%                0%
Sakura Finetechnical Co., Ltd.                                   23%               0%                0%
Ventana Medical Systems, Inc.                                    23%               0%                0%
Cooperative Research Centre for Sensor Signal and
  Information Processing                                          0%               92%               0%
Tokyo Medical University                                          0%               0%               78%



20.  QUARTERLY INFORMATION (UNAUDITED)


                                                   4th Quarter       3rd Quarter       2nd Quarter       1st Quarter
                                                   ------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
Net revenues                                       $   121,290       $   116,938       $    84,128       $   154,963
Gross profit                                            79,394            86,193            77,979           111,282
Net loss                                              (939,710)         (446,969)         (944,109)         (767,164)
Basic and diluted net loss per share                     (0.16)            (0.08)            (0.17)            (0.14)
YEAR ENDED DECEMBER 31, 1999:
Net revenues                                       $   124,970       $      --         $      --         $    11,435
Gross profit (loss) (a)                             (1,017,908)             --                --               8,022
Net (loss) income (b)                               (2,525,822)       (1,080,117)       (1,120,192)        6,122,509
Basic and diluted net (loss) income per share            (0.46)            (0.20)            (0.20)             1.12


(a) Gross profit (loss) for the fourth quarter of 1999 includes a charge of $1,106,399 to cost of sales to reduce the carrying value of inventories based on managements estimate of the recoverability of the inventories.

(b) Net (loss) income for the first quarter of 1999 includes $8,199,199 of income from discontinued operations. On January 29, 1999, AccuMed sold its microbiology operations.

21.  SUBSEQUENT EVENTS

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

The audit report on the consolidated financial statements of AccuMed International, Inc. and subsidiary referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statement schedule included in the annual report on Form 10-K for the year 2000 do not include any adjustments that might result from the outcome of this uncertainty.




                                                     /s/  KPMG LLP

Chicago, Illinois
March 8, 2001

                    ACCUMED INTERNATIONAL, INC AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


    Reserves and
 Allowances deducted
 from asset accounts

                              Balance at          Additions
                             Beginning of      Charged to Costs     Write-offs and                              Balance at
     Description                Period           and Expenses          Disposals          Other Changes        End of Period
----------------------      -------------      ----------------     ---------------      ---------------       -------------
    Allowance for
    uncollectible
 accounts receivable

 Year Ended December
      31, 1998                    ---              $245,592                ---                  ---               $245,592

 Year Ended December
      31, 1999                $245,592                 ---            ($245,593)                ---                   ---

 Year ended December
      31, 2000                    ---                  ---                 ---                  ---                   ---

 Inventory Valuation
       Reserve

 Year ended December
      31, 1998                    ---                  ---                 ---                  ---                   ---

 Year ended December
      31, 1999                    ---            $1,106,399                ---                  ---             $1,106,399

 Year ended December
      31, 2000              $1,106,399                 ---            ($921,606)                ---               $184,793

 Reserve Allowances
    which support
    balance sheet
  caption reserves


                            Balance at         Deductions
                           Beginning of     Credited to Costs      Payments Under                              Balance at
     Description              Period         and Expenses            Warranty           Other Changes        End of Period
----------------------     --------------    ----------------      --------------       --------------       -------------
  Warranty Reserves

 Year ended December
      31, 1998                 $30,000                 ---                 ---              ($18,000)(a)           $12,000

 Year ended December
      31, 1999                 $12,000             ($12,000)               ---                  ---                   ---

 Year Ended December
      31, 2000                    ---                  ---                 ---                  ---                   ---


                           (a) Reserves of Oncometrics Imaging Corp.
                                 reclassified in current year





                            Balance at          Additions                                 Amounts
                           Beginning of      Charged to Costs       Payments         Reclassified from       Balance at
     Description              Period          and Expenses       Against Reserve      Accounts Payable      End of Period
----------------------     --------------    ----------------    ----------------    -------------------    --------------
 Litigation Reserves

 Year ended December
      31, 1998                   ---                ---                 ---                  ---                  ---

 Year ended December
      31, 1999                   ---             $377,517           ($330,937)             $438,420            $485,000

 Year ended December
      31, 2000                $485,000              ---              ($92,317)               ---               $392,683



                            Balance at         Provisions
                           Beginning of       (Credits) to                                                   Balance at
     Description              Period          Income Taxes                                                  End of Period
----------------------     --------------    ----------------    ----------------    -------------------    --------------
 Deferred Tax Asset
 Valuation Allowance

 Year ended December
      31, 1998             $13,276,000         $3,376,000               ---                  ---            $16,652,000

 Year ended December
      31, 1999             $16,652,000        ($1,322,000)              ---                  ---            $15,330,000

 Year ended December
      31, 2000             $15,330,000         $1,155,000               ---                  ---            $16,485,000


Exhibit
Number            Description of Exhibit
------            ----------------------


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
            Pressman and AccuMed. (25)

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

10.10 Form of Incentive Stock Option Agreement governing options granted to employees under the 1995 Stock Option Plan. (1)(4)

10.11       Amended and Restated 1992 Stock Option Plan. (4)(8)

10.12       Amendment No. 1 to Amended and Restated 1992 Stock Option
            Plan.(4)(16)

10.13 Franklin Square Commercial Lease dated February 1, 2000 between AccuMed and the Lumber Company as Agent for the Beneficiary of LaSalle National Trust, N.A. pertaining to the premises located at Suite 405, 900 North Franklin Street and Suites 400, 401, 402, 920 North Franklin Street, Chicago, Illinois. (25)

10.14 Form of Warrant Certificate dated as of March 13, 1997 evidencing right to acquire an aggregate of 850,000 shares of Common stock issued to several investors in a private placement consummated March 13, 1997. (16)

10.15 Form of Subscription Agreement between AccuMed and several investors in the private placement consummated on March 13, 1997. (16)

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

10.27 Floating Rate Convertible Promissory Note dated June 26, 1998 by AccuMed in favor of Xillix Technologies Corp. in the original principal amount of CDN$500,000. (22)

10.28 Amendment to Floating Rate Convertible Promissory Note dated March 15, 2000 between AccuMed and Xillix Technologies Corp.?(23)

10.29 License and Development Agreement dated March 24, 2000 between AccuMed and Ventana Medical Systems, Inc.+ (23)

10.30 Patent and Technology License and Registration Rights Agreement dated March 29, 2000 between AccuMed and BCAM International, Inc.+(23)

10.31 Letter Agreement dated October 3, 2000 between AccuMed and CellMetrix, Inc. (formerly known as BCAM International, Inc.) terminating the Patent and Technology License and Registration rights Agreement dated March 29, 2000 (25)

10.32 Amendment to Patent and Technology License Agreement dated June 9, 2000 between AccuMed and Ampersand Medical Corporation. (24)

10.33 License Agreement dated December 29, 2000 between AccuMed and MonoGen, Inc.++(25)

10.34 Agreement and Plan of Merger dated February 7, 2001 among AccuMed, AccuMed Acquisition Corp., and Ampersand Medical Corporation.(25)

10.35 Secured Promissory Note made February 7, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $800,000.(25)

10.36 Security Agreement dated February 7, 2001 between AccuMed and Ampersand Medical Corporation.(25)

10.37 Secured Promissory Note name March 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $255,000.(25)

10.38 Promissory Note dated December 29, 2000 made by MonoGen, Inc. in favor of AccuMed in the original principal amount of $320,000.(25)

10.39 Secured Promissory Note made March 30, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $225,000.(26)

10.40 Secured Promissory Note made May 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the principal amount of $150,000.
            (26)

10.41 Amendment No. 1 dated May 10, 2001 to the Agreement and Plan of Merger among AccuMed, AccuMed Acquisition Corp. and Ampersand Medical Corporation dated February 7, 2001.(26)

21.1        Subsidiary of AccuMed.(25)

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

(21) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(22) Incorporated by reference to AccuMed's Registration Statement on Form S-3 filed with the Commission on November 9, 1999 (Regis. No. 333-90637).

(23) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 1999.

(24) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(25) Incorporated by reference to AccuMed's Annual Report on Form 10-K for the year ended December 31, 2000.

(26) Incorporated by reference to AccuMed's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


      (d) Financial Statement Schedules. The following financial statement schedule is filed as part of this report as page F-21 and F-22 following the signature page:

            Schedule II - Valuation and Qualifying Accounts

      All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to be consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.