Form 10-Q
period 2001-06-30
ACCUMED INTERNATIONAL INC
filed 2001-08-14
CIK 888335

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________.

Commission file number: 0-20652

AccuMed International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4054899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

920 N. Franklin St., Suite 402, Chicago, IL 60610
(Address of principal executive offices)

(312) 642-9200
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

The registrant had 5,739,838 shares of common stock outstanding as of August 8, 2001.

ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY

INDEX

		Page
		Number

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	1

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000 (unaudited) and for the Six Months Ended June 30, 2001 and 2000 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II.	Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I — FINANCIAL INFORMATION
ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited

	June 30, 2001	December 31, 2000

ASSETS

Current Assets

Cash and cash equivalents	$165,615	$462

Accounts receivable	42,640	19,600

Prepaid expenses and other current assets	17,262	18,984

Available-for-sale security	234,347	195,085

Notes receivable	—	492,772

Inventories	597,704	639,220

Total current assets	1,057,568	1,366,123

Property and equipment, net	216,618	385,372

Purchased technology, net	3,192,864	3,523,866

Patents, net	742,770	775,416

	$5,209,820	$6,050,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current portion of debt	$1,772,038	$668,288

Accounts payable	188,033	330,168

Accrued interest	63,406	13,161

Deferred revenues, current portion	314,935	419,739

Other current liabilities	533,912	747,020

Total current liabilities	2,872,324	2,178,376

Deferred revenues	988,868	1,487,973

Stockholders’ equity

Preferred stock, Series A convertible	2,576,185	2,655,893

Common stock, $0.01 par value	57,398	57,280

Additional paid-in capital	61,290,333	61,210,743

Accumulated other comprehensive income (loss)	(153,336)	(190,939)

Accumulated deficit	(62,205,215)	(61,131,812)

Treasury stock	(216,737)	(216,737)

Total stockholders’ equity	1,348,628	2,384,428

	$5,209,820	$6,050,777

See accompanying notes to condensed consolidated financial statements.

ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net sales	$43,002	13,500	$43,002	$168,463

Licensing fees and royalties	132,424	70,628	715,959	70,628

Total net revenues	175,426	84,128	758,961	239,091

Operating expenses:

Cost of sales	34,516	6,149	34,516	49,830

Cost of revenues	—	—	12,712	—

General and administrative	511,649	781,513	1,391,749	1,569,681

Research and development	172,357	230,512	354,499	582,880

Sales and marketing	6,250	15,555	43,917	88,144

Total operating expenses	724,772	1,033,729	1,837,393	2,290,535

Operating loss	(549,346)	(949,601)	(1,078,432)	(2,051,444)

Other income (expense):

Interest expense	(37,614)	(7,500)	(60,994)	(15,000)

Realized gain on available-for-sale security	—	—	—	326,844

Other income, net	33,699	12,992	66,023	28,327

Total other income (expense)	(3,915)	5,492	5,029	340,171

Loss before income taxes	(553,261)	(944,109)	(1,073,403)	(1,711,273)

Income taxes	—	—	—	—

Net loss	$(553,261)	$(944,109)	$(1,073,403)	$(1,711,273)

Basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.19)	$(0.31)

Weighted average common shares outstanding	5,739,838	5,663,657	5,738,272	5,600,360

See accompanying notes to condensed consolidated financial statements

ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,

	Unaudited

	2001	2000

Operating activities:

Net loss	$(1,073,403)	$(1,711,273)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	508,919	527,971

Realized gain on sale of available-for-sale security	—	(326,844)

Gain on sale of property and equipment	(26,386)	—

Gain on settlement of litigation	(29,549)	—

(Decrease) increase in deferred revenues	(602,150)	1,590,157

Changes in other operating assets and liabilities	236,377	(191,724)

Cash used in operating activities	(986,192)	(111,713)

Investing activities:

Proceeds from repayment of note receivable	—	400,000

Proceeds from sale of available-for-sale security	—	326,844

Capital expenditures	—	(27,755)

Proceeds from sale of property and equipment	49,025	—

Cash provided by investing activities	49,025	699,089

Financing activities:

Proceeds from notes payable	1,170,000	—

Repayment of notes payable	(66,250)	(125,000)

Cash provided by (used in) financing activities	1,103,750	(125,000)

Effect of exchange rates on cash	(1,430)	(2,445)

Net increase in cash and cash equivalents	165,153	459,931

Cash and cash equivalents at beginning of period	462	196,303

Cash and cash equivalents at end of period	$165,615	$656,234

See accompanying notes to condensed consolidated financial statements.

ACCUMED INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly our financial position as of June 30, 2001, and our results of operations for the three-month and the six-month periods ended June 30, 2001 and 2000 and our cash flows for the six-month periods ended June 30, 2001 and 2000. Our interim results are not necessarily indicative of the results we expect for the full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission on Form 10-K/A.

2. Basis of Presentation

     The condensed consolidated financial statements include the accounts of AccuMed and its wholly-owned subsidiary, Oncometrics Imaging Corp. All significant intercompany balances, transactions and stockholdings have been eliminated.

3. Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(553,261)	$(944,109)	$(1,073,403)	$(1,711,273)

Other comprehensive income (loss)

Reclassification of realized gain included in net income	—	—	—	(326,844)

Change fair value of available-for-sale security	(59,778)	(28,565)	39,262	442,955

Foreign currency translation adjustments	1,867	4,738	(1,659)	4,031

Comprehensive loss	$(611,172)	$(967,936)	$(1,035,800)	$(1,591,131)

4. Inventories

     Inventories are summarized as follows:

	June 30,	December 31,
	2001	2000

Raw material	$538,235	$539,944

Work in process	—	—

Finished goods	59,469	99,276

Total inventories	$597,704	$639,220

5. Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,

	2001	2000

Operating Activities:

Interest paid	$10,749	$12,686

Non-Cash Investing and Financing Activities:

Preferred stock converted to common stock	$79,708	$1,381,316

6. MonoGen Agreements

     On April 10, 2001, AccuMed and Oncometrics assigned to MonoGen, Inc. all of our rights under our contracts with the Cooperative Research Centre for Sensor Signal and Information Processing, Sakura Finetechnical Co., Ltd., and Tokyo Medical University for $35,000. This amount was recognized as licensing revenue in the second quarter of 2001. We have no continuing obligations under these contracts.

     On December 29, 2000, we entered into license agreements with Monogen and received $500,000 of notes receivable as consideration for the license fees due under the agreements. In the first quarter of 2001, we collected the balance due under these notes in full. Since we completed all of our obligations under the agreements, we recognized as revenue in the first quarter of 2001 the total amount of the license fees received of $491,012, net of interest imputed on the notes.

7. Settlement of Merrill Corporation Litigation

     In June 1997, Merrill Corporation filed a complaint against AccuMed in the Circuit Court of Cook County, Illinois. The complaint alleged that AccuMed entered into a contract for printing services and failed to pay for the services rendered. AccuMed alleged that the invoices submitted to it were inaccurate and excessive, and that Merrill did not perform all of the services for which it purported to charge AccuMed. Merrill sought an award of $430,033, plus interest, attorneys’ fees and costs.

     On May 10, 2001, a settlement was reached with Merrill. AccuMed agreed to pay Merrill an aggregate of $312,000 in cash in twelve installments of $26,000 per month from May 2001 through April 2002, with interest at a rate of 10% due with the final installment. In the second quarter of 2001, we adjusted our accrued liability for this contingency and recorded a gain of $30,000 on the settlement, which is included in other income in the statement of operations.

8. Pending Merger

     On February 7, 2001, we signed an agreement to merge with Ampersand Medical Corporation. Under the terms of the agreement, holders of our common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock for each share of AccuMed common stock held. Each share of our Series A convertible preferred stock will be exchanged for one share of Ampersand’s preferred stock that will be convertible into Ampersand’s common stock. Consummation of the merger is subject to customary closing conditions, including the approval of AccuMed’s stockholders, and the registration of the Ampersand common stock with the Securities and Exchange Commission. The termination date for the merger was automatically extended to September 30, 2001. We expect the merger to close in the third quarter of 2001.

     Through June 30, 2001, we have received an aggregate of $1,500,000 of working capital advances from Ampersand. The notes for these advances bear interest at prime plus 2.5% and are secured by our inventory and certain customer contracts. These notes will be dissolved upon consummation of the merger or will be due and payable upon the termination of the merger agreement. The due date of the notes may be extended upon mutual agreement of the parties.

9. Subsequent Events

     On July 5, 2001 and August 8, 2001, AccuMed received additional advances of $100,000 each from Ampersand. The notes for these advances are on terms consistent with the previous Ampersand advances.

     On July 27, 2001, AccuMed advanced $100,000 to Ampersand for a note receivable. The note, plus interest, was originally due on August 3, 2001 and earns interest at the rate of 12% per annum. The parties agreed to extend the maturity date of the note to August 28, 2001. As consideration for the extension, Ampersand agreed that if it fails to repay the principal and interest when due, Ampersand will release its security interest in twenty-five AcCell instruments to permit the sale of such instruments by AccuMed. As additional consideration for the note, Ampersand agreed to pay a note origination fee of $10,000 which is due and payable on August 31, 2001. Any amount that Ampersand fails to pay AccuMed in the form of principal, interest, or note origination fee when due will be offset against amounts owed by AccuMed to Ampersand under a February 7, 2001 secured promissory note.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     On February 7, 2001, we signed an agreement to merge with Ampersand Medical Corporation. Under the terms of the agreement, holders of our common stock will receive 0.6552 of a share (subject to adjustment) of Ampersand common stock for each share of AccuMed common stock held. Each share of our Series A convertible preferred stock will be exchanged for one share of Ampersand’s preferred stock that will be convertible into Ampersand’s common stock. Consummation of the merger is subject to customary closing conditions, including the approval of AccuMed’s stockholders, and the registration of the Ampersand common stock with the Securities and Exchange Commission. The termination date for the merger was automatically extended to September 30, 2001. We expect the merger to close in the third quarter of 2001.

     Through June 30, 2001, we have received an aggregate of $1,500,000 of working capital advances from Ampersand. On July 5, 2001 and August 8, 2001, we received additional advances of $100,000 each from Ampersand. The notes for these advances bear interest at prime, plus 2.5%, and are secured by our inventory and certain customer contracts. These notes will be dissolved upon consummation of the merger or will be due and payable upon the termination of the merger agreement. The due date of the notes may be extended upon mutual agreement of the parties.

     On April 10, 2001, AccuMed and Oncometrics assigned to MonoGen, Inc. all of our rights under our contracts with the Cooperative Research Centre for Sensor Signal and Information Processing, Sakura Finetechnical Co., Ltd., and Tokyo Medical University for $35,000. This amount was recognized as licensing revenue in the second quarter of 2001. We have no continuing obligations under these contracts.

     On July 27, 2001, AccuMed advanced $100,000 to Ampersand for a note receivable. The note, plus interest, was originally due on August 3, 2001 and earns interest at the rate of 12% per annum. The parties agreed to extend the maturity date of the note to August 28, 2001. As consideration for the extension, Ampersand agreed that if it fails to repay the principal and interest when due, Ampersand will release its security interest in twenty-five AcCell instruments to permit the sale of such instruments by AccuMed. As additional consideration for the note, Ampersand agreed to pay a note origination fee of $10,000 which is due and payable on August 31, 2001. Any amount that Ampersand fails to pay AccuMed in the form of principal, interest, or note origination fee when due will be offset against amounts owed by AccuMed to Ampersand under a February 7, 2001 secured promissory note.

Results of Operations

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

     Revenues and Cost of Sales

     Our net revenues were $175,000 for the three months ended June 30, 2001 compared to $84,000 for the three months ended June 30, 2000. Net sales increased by $30,000 as a result of the sale of four AcCell units in 2001 compared to one unit sold in the 2000 period. Licensing fees and royalties increased by $62,000. Licensing fees and royalties increased as a result of (1) fees earned under a per-use contract that was signed in 2000 but is not reflected in the prior year revenues and (2) one-time fees earned from the sale of certain customer contracts to MonoGen, Inc. Cost of sales represents the cost of units sold during the period. Although we are not actively marketing our AcCell products, we expect to continue to sell a limited number of units on a periodic basis.

     Operating Expenses

     General and administrative expenses decreased by $270,000, or 34.5% from $782,000 in the 2000 period to $512,000 in the 2001 period. The decrease in these expenses is a result of our efforts to reduce corporate expenditures, in particular legal fees, rent, and investor relations costs, and the one-time effect in 2000 of a payment to settle certain benefits owed to AccuMed’s previous chief executive officer that resulted from an amendment to our patent and technology license agreement with Ampersand. General and administrative expenses for the 2000 period does not include $28,000 of qualifying costs applied to development funds received under our obligation with Ventana. General and administrative expenses total $810,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Research and development expenses decreased by $58,000, or 25.2%, from $231,000 in 2000 to $172,000 in 2001. The decrease in these expenses is substantially a result of reducing personnel and scaling back our research and development efforts. Research and development expenses in the 2000 period does not include $128,000 of qualifying costs applied to development funds received under our development obligation with Ventana. Research and development expenses total $359,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Sales and marketing expenses were $6,000 for the three months ended June 30, 2001 compared to $16,000 for the 2000 period. Our expenses decreased primarily as result of personnel reductions, offset by the effects of $23,000 of qualifying costs in 2000 that were applied to development funds received under our development obligation with Ventana. Sales and marketing expenses total $39,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Other Income and Expense

     Interest expense for the three months ended June 30, 2001 was $38,000 compared to $8,000 for the 2000 period. The increase in interest expense is a result of receiving a total of $1,500,000 of advances from Ampersand pending the completion of our merger with Ampersand.

     Other income for the three months ended June 30, 2001 was $34,000 compared to $13,000 for the 2000 period. The increase is a result of a gain of $30,000 in 2001 on the settlement of our litigation with Merrill Corporation.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Our net revenues were $759,000 for the six months ended June 30, 2001 compared to $239,000 for the six months ended June 30, 2000. Net sales decreased by $125,000 as result of the sale of four AcCell units in 2001 compared to the sale of five AcCell units and one AcCell-Savant unit in the 2000 period. Licensing fees and royalties increased by $645,000. Licensing fees and royalties for 2001 include one-time licensing fees of $491,000 recognized under our agreements with Monogen that we signed late in the fourth quarter of 2000. The 2001 period also includes fees earned under a per-use contract that we signed in 2000 that are not reflected in the prior year revenues and a full six months of revenues under licensing agreements we signed with Ventana and Ampersand late in the first quarter of 2000. Cost of sales represents the cost of units sold during the period. Cost of revenues in 2001 represents the cost of one unit installed under our per-use contract.

     Operating Expenses

     General and administrative expenses decreased by $178,000, or 11.3% from $1,570,000 in the 2000 period to $1,392,000 in the 2001 period. The decrease in these expenses is a result of our efforts to reduce corporate expenditures, in particular legal and consulting fees, rent, and investor relations costs. This decrease is offset by a one-time charge in 2001 of $227,000 related to the termination of our professional services agreement with our chief executive officer, Paul Lavallee, as required under our merger agreement with Ampersand. Mr. Lavallee will continue to serve as our chief executive officer through the closing of the merger. The 2000 period also includes a one-time payment to settle certain benefits owed to AccuMed’s previous chief executive officer that resulted from an amendment to our patent and technology license agreement with Ampersand. General and administrative expenses for the 2000 period does not include $28,000 of qualifying costs applied to development funds received under our obligation with Ventana. General and administrative expenses total $1,598,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Research and development expenses decreased by $228,000, or 39.2%, from $583,000 in 2000 to $354,000 in 2001. The decrease in these expenses is substantially a result of reducing personnel and scaling back our research and development efforts. Research and development expenses in the 2000 period does not include $128,000 of qualifying costs applied to development funds received under our development obligation with Ventana. Research and development expenses total $711,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Sales and marketing expenses were $44,000 for the six months ended June 30, 2001 compared to $88,000 for the 2000 period. Our expenses decreased primarily as a result of personnel reductions and reduced discretionary spending. Sales and marketing expenses in the 2000 period does not include $23,000 of qualifying costs that were applied to development funds received under our development obligation with Ventana. Sales and marketing expenses total $111,000 for 2000 when the qualifying costs that were applied to development funds are included.

     Other Income and Expense

     Interest expense for the six months ended June 30, 2001 was $61,000 compared to $15,000 for the 2000 period. The increase in interest expense is a result of receiving a total of $1,500,000 of advances from Ampersand pending the completion of our merger with Ampersand.

     In the 2000 period, we sold a total of 85,776 of our Ampersand common shares on the open market for proceeds of $326,844. A realized gain on the sale of these shares of $326,844 was recorded.

     Other income for the six months ended June 30, 2001 primarily represents a gain of $30,000 on the settlement of our litigation with Merrill Corporation and gains aggregating $26,000 on the sale of property and equipment. Other income for the six months ended June 30, 2000 primarily represents interest income.

Liquidity and Capital Resources

     AccuMed has incurred, and continues to incur, losses from operations and has a working capital deficiency. For the years ended December 31, 2000 and 1999, AccuMed incurred net losses from continuing operations of $3,098,000 and $6,803,000, respectively. For the six months ended June 30, 2001, our net loss was $1,073,000. At June 30, 2001, we have a working capital deficiency of $1,815,000, and our available resources are not presently sufficient to fund our expected cash requirements through 2001 and beyond. These conditions raise substantial doubt about AccuMed’s ability to continue as a going concern.

     In 2000 and 2001, we implemented strategies to reduce losses from operations and cash used in operating activities. These strategies include reducing personnel, curtailing certain research and development efforts, and cutting discretionary expenditures. As a result of our signing of the merger agreement with Ampersand, we have received in 2001 an aggregate of $1,370,000 in advances from Ampersand to be used for working capital purposes. The merger agreement requires an additional monthly advance from Ampersand on September 1, 2001, unless the merger is consummated prior to then, of $100,000 automatically or up to $225,000, if AccuMed demonstrates in writing its need for additional funds to Ampersand’s satisfaction. The Ampersand advances will be dissolved upon consummation of the merger or will be due and payable upon the termination of the merger agreement. The due date for repayment of these advances may be extended upon mutual agreement of AccuMed and Ampersand. Through March 31, 2001, we collected the full $500,000 of notes due from MonoGen. We expect to receive development milestone payments aggregating $200,000 in 2001 from Ventana under our license and development agreement with Ventana. In addition, we expect to begin shipping licensed product to Ventana beginning in the first quarter of 2002.

     We expect our merger agreement with Ampersand to be consummated in the third quarter of 2001. If we are not able to consummate the merger agreement, or if Ventana does not meet its payment obligations, or the development timetable with Ventana is not met or is substantially delayed, we would be required to pursue other strategies to maintain our liquidity. Our strategies would include substantially curtailing our development and marketing efforts, liquidating our inventories and technology portfolio and ceasing operations. This would materially and adversely affect AccuMed’s business, financial condition, results of operations, and cash flows.

     At June 30, 2001, AccuMed has current debt of $1,772,000. Our debt consists of a Canadian dollar note of $U.S.85,000 ($122,000 in Canadian dollars), a non-interest bearing repayable contribution of $187,000, and $1,500,000 of notes payable to Ampersand. The Canadian dollar note is due on demand, or in the event not called, principal payments are required at a rate of $25,000 U.S. dollars per month, plus interest at a rate of 6.0% over the Canadian prime rate. The Canadian dollar note is convertible into shares of AccuMed’s common stock at a price of $1.43 per share. The repayable contribution was received under a Canadian government program and calls for semi-annual installments based on future sales of product and available funds, as defined. AccuMed is currently past due in making certain of its payment obligations under this program. As a result, AccuMed’s repayment obligation is callable. The Ampersand notes bear interest at prime plus 2.5%, are secured by our inventory and certain customer contracts, and are due upon the earliest of September 30, 2001 or termination of the merger agreement. The due date of the notes may be extended upon mutual agreement of the parties.

     As a result of reaching a settlement of our litigation with Merrill Corporation, we are required to pay Merrill an aggregate of $312,000 in cash in twelve installments of $26,000 per month from May 2001 through April 2002, with interest at a rate of 10% due with the final installment. As of June 30, 2001, we have made three of the installment payments.

     Operating Activities

     For the six months ended June 30, 2001, we used $986,000 of cash for operating activities compared to the use of $112,000 of cash in operations in 2000. The increase in the use of cash in operations reflects the receipt in 2001 of $535,000 in licensing fees compared to 2000 when we received $1,850,000 of licensing fees, advance royalties, and development funds. The effect of this increase is offset by our efforts to reduce expenditures and other working capital changes.

     Investing Activities

     During the six months ended June 30, 2001, we sold certain property and equipment for proceeds of $49,000. In 2000, we collected $400,000 from the repayment of a note receivable with Microsulis Corp. as a result of our failed merger with Microsulis and received $327,000 of proceeds from the sale of our shares of Ampersand common stock. We used $28,000 in 2000 for capital expenditures. We do not anticipate material capital expenditures during 2001.

     Financing Activities

     We received $1,170,000 in working capital advances from Ampersand during the six months ended June 30, 2001. In 2001 and 2000, we repaid $66,000 and $125,000, respectively, of our notes payable.

     We currently have no commitments with respect to sources of additional financing other than with respect to funds to be received under our agreements with Ampersand and Ventana.

Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of Statement 142. We are required to adopt Statement 142 on January 1, 2002. We are in the process of evaluating the impact of adopting Statement 142 and have not yet determined whether its adoption will have a material impact on our financial statements or our operations.

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

     The following table presents information about the shares we hold in Ampersand as of June 30, 2001.

	Shares	Fair
	Held	Value

Ampersand Medical Corporation	192,088	$234,347

     The following tables present information about our debt instruments that are subject to foreign currency and interest rate risk. The table presents principal cash flows, related weighted-average interest rate by expected maturity, and the applicable average Canadian to U.S. dollar exchange rate.

				Fair
	2001	2002	Total	Value

Foreign currency risk:

Principal	$272,038	$—	$272,038	$272,038

Average interest rate	3.8%	—

Exchange rate	1.5175	—

				Fair
	2001	2002	Total	Value

Interest rate risk:

Principal	$1,585,038	$—	$1,585,038	$1,585,038

Average interest rate	9.4%	—

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. When used in this Report, the words “may,” “will,” “expects,” “anticipates,” “believe,” “estimates,” “intends” and similar expressions are intended to identify forward-looking statements. These statements describe our beliefs concerning the future based on currently available information. Our actual results could differ materially from those contained in the forward-looking statements due to a number of risks and uncertainties. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings

     Except as described below, AccuMed is not currently a party to any material litigation and is not aware of any pending or threatened litigation against AccuMed that could have a material adverse effect upon AccuMed’s business, operating results or financial condition.

     In June 1997, Merrill Corporation filed a complaint against AccuMed in the Circuit Court of Cook County, Illinois. The complaint alleged that AccuMed entered into a contract for printing services and failed to pay for the services rendered. AccuMed alleged that the invoices submitted to it were inaccurate and excessive, and that Merrill did not perform all of the services for which it purported to charge AccuMed. Merrill sought an award of $430,033, plus interest, attorneys’ fees and costs.

     On May 10, 2001, we reached a settlement with Merrill. AccuMed agreed to pay Merrill an aggregate of $312,000 in cash in twelve installments of $26,000 per month from May 2001 through April 2002, with interest at a rate of 10% due with the final installment. A stipulated judgment stating these terms was entered by the court on May 22, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit

10.1	Secured Promissory Note made June 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $100,000.

10.2	Secured Promissory Note made July 5, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $100,000.

10.3	Promissory Note made July 27, 2001 by Ampersand Medical Corporation in favor of AccuMed in the original principal amount of $100,000.

10.4	Stipulated Judgement entered May 22, 2001 between AccuMed and Merrill Corporation.

10.5	Secured Promissory Note made August 8, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $100,000.

10.6	Amendment No. 1 to Promissory Note dated August 13, 2001 amending a promissory note made July 27, 2001 in the original principal amount of $100,000 by Ampersand in favor of AccuMed.

(b)	No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCUMED INTERNATIONAL, INC.

/s/ PAUL F. LAVALLEE
Paul F. Lavallee
Chairman of the Board and Chief Executive Officer (Principal Accounting Officer)

Date: August 14, 2001

Index to Exhibits

Exhibit
Number	Description of Exhibit

10.1	Secured Promissory Note made June 1, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $100,000.

10.2	Secured Promissory Note made July 5, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $100,000.

10.3	Promissory Note made July 27, 2001 by Ampersand Medical Corporation in favor of AccuMed in the original principal amount of $100,000.

10.4	Stipulated Judgement entered on May 22, 2001 between AccuMed and Merrill Corporation.

10.5	Secured Promissory Note made August 8, 2001 by AccuMed in favor of Ampersand Medical Corporation in the original principal amount of $100,000.

10.6	Amendment No. 1 to Promissory Note dated August 13, 2001 amending a promissory note made July 27, 2001 in the original principal amount of $100,000 by Ampersand in favor of AccuMed.